Form 10-K
period 2009-12-31
CIB MARINE BANCSHARES INC
filed 2010-03-25
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Common Stock, $1.00 Par Value Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

While there is currently no active trading market for shares of CIB Marine’s common stock, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $178,812 (based upon the closing price of $0.01 per share of the registrant's common stock on the OTC "Pink Sheets" as of June 30, 2009).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under  plan confirmed by a court. Yes ☑   No ☐

As of February 28, 2010, there were 18,346,442 shares issued and 18,135,395 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for to its 2010 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

EXPLANATORY NOTE

This document is intended to speak as of December 31, 2009, except as otherwise noted.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CIB MARINE

CIB Marine Bancshares, Inc. (“CIB Marine” or the “Company”) is a one-bank holding company with its principal executive offices in Pewaukee, Wisconsin, a suburb of Milwaukee. At December 31, 2008, CIB Marine owned and operated Marine Bank, a commercial banking organization with offices in Wisconsin, Indiana and Arizona, and Central Illinois Bank, a commercial banking organization with offices in central Illinois. Effective June 26, 2009, Marine Bank merged with and into Central Illinois Bank and the combined bank name became CIB Marine Bank. On July 15, 2009, CIB Marine Bank filed a further notice of name change with its Illinois bank regulator to change the name of the institution to CIBM Bank (the “Bank”), which became effective on August 17, 2009.

CIB Marine was originally incorporated in the State of Illinois in 1985 as Sidney Bancorporation, Inc., a one-bank holding company headquartered in Sidney, Illinois. The Company subsequently changed its name to Central Illinois Bancorp, Inc. On August 27, 1999, Central Illinois Bancorp, Inc. reincorporated as a Wisconsin corporation and changed its name to CIB Marine Bancshares, Inc.

CIBM Bank offers a full array of traditional banking services. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, commercial and residential construction loans, one-to-four family residential real estate loans, consumer loans, and commercial and standby letters of credit; accepting demand, savings and time deposits, providing commercial paper and repurchase agreements; and providing other banking services.

Additional Information

On September 16, 2009 (the “Filing Date”) the Company filed a pre-packaged Plan of Reorganization (the “Plan”) in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The primary reason for the filing was that CIB Marine had been unable to bring current the approximately $43.5 million of aggregate accrued interest payable on its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002. As of April 30, 2009, the Company was in default on each of the Debentures and the holders of the TruPS (the “TruPS Holders”) could have accelerated the Debentures, at their discretion. CIB Marine’s default on the Debentures resulted primarily from of a lack of profitability and a deterioration in its financial condition in the periods since the Debentures were issued, resulting in restrictions imposed by its regulators on the payment of interest on the Debentures. The Debentures and the related TruPS were issued between March 2000 and September 2002 to bolster CIB Marine’s capital position during a period of rapid growth and expansion, and during which time the Company was profitable.

During 2003, the Company shifted its strategic focus from business development and asset growth to improving the credit administration function, asset quality, and its liquidity and capital positions. The change in emphasis occurred in response to a significant deterioration in the credit quality of its loan portfolio and other credit-related matters, including credit concentration risk and weaknesses in the credit administration process identified by the bank and holding company regulators during their regular examinations in 2002 and 2003. Moreover, these credit issues had an adverse impact on the Company’s financial condition and results of operations.

Beginning in 2003 and continuing through 2008, CIB Marine’s financial condition deteriorated with net losses in each of the years 2003 through 2008. In 2004, CIB Marine entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”). Among other things, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt, or paying interest on its Debentures. CIB Marine had the right to defer payments of interest on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity of the Debentures. CIB Marine elected to defer all interest payments starting in 2004, however, those deferral periods all expired in the first quarter of 2009. Throughout the deferral period and while in default, interest on the Debentures continued to accrue on a compound basis until the Filing Date.

In May 2007, the Company engaged Stifel Nicholas & Company, Incorporated (“Stifel”) to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. The effort to identify potential partners was extensive and involved due diligence reviews by and preliminary negotiations of definitive agreements with two separate bank holding companies in 2008. Negotiations with both of those parties subsequently terminated.

During 2009, CIB Marine’s capital position and operating results continued to decline. On March 16, 2009, CIB Marine issued a consent solicitation seeking the consent of the TruPS Holders to a proposed plan of restructuring that would have converted the TruPS into preferred stock, thus reducing the ongoing interest expense burden and eliminating any consequences of default on the TruPS. By eliminating the consequences of default on the TruPS and improving its balance sheet, regulatory capital position and operating results, the Company hoped to position itself to seek a business combination transaction on terms that could be more advantageous to the Company and result in greater value for both the TruPS Holders and the Company’s common shareholders. The vote was concluded on May 11, 2009, however, CIB Marine did not receive the requisite number of votes to approve the plan of restructuring.

On July 16, 2009, CIB Marine proposed a pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code that was presented to the TruPS Holders for their approval. Under the Plan, approximately $105.3 million of principal and accrued interest on the Debentures would be exchanged for 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”). Each share of Series B Preferred would be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own 49% of the total outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine. The CIB Marine Preferred would have no stated redemption date and holders would have no right to compel the redemption of any or all of the shares. Further, dividends would be noncumulative, and payable only to the extent CIB Marine declared a dividend at its discretion, subject to regulatory approval.

On the Filing Date, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan with an effective date of December 30, 2009. Under the Plan, the TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures, comprising $61.9 million principal and $45.3 million of accrued interest, for shares of CIB Marine Preferred valued at $51 million (see Note 14-to the consolidated financial statements appearing in Item 8 of Part II to this Annual Report on Form 10-K (“Form 10-K”)). An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in 2009 on the extinguishment of debt securities related to the exchange.

Markets Served

At December 31, 2009, CIB Marine and CIBM Bank served the Central Illinois, Phoenix, Greater Milwaukee and Greater Indianapolis geographic markets or regions. CIBM Bank, prior to intercompany eliminations, had 17 banking facilities with total assets of $696.0 million and total deposits of $596.3 million at December 31, 2009.

Nonbank Subsidiaries

During December 2009, CIB Marine liquidated its wholly-owned operating nonbanking subsidiaries, CIB Marine Information Services, Inc. and Mortgage Services, Inc. In addition, at December 31, 2009, CIB Marine had two wholly-owned nonbanking subsidiaries that had ceased operations during 2003 and are in the process of winding down: CIB Marine Capital, LLC; and CIB Construction, LLC.

CIB Marine Capital, LLC

In April 2001, CIB Marine established CIB Marine Capital, LLC (“CIB Marine Capital”), a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans to commercial customers. Typically, the collateral coverage on these loans was insufficient to secure a senior debt position. These loans were, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs. At December 31, 2007, CIB Marine Capital had no loans outstanding, but was continuing collection efforts on previously charged-off loans. During 2008, CIB Marine sold the operations and the majority of the loans of its Florida banking subsidiary and CIB Marine transferred the loans not purchased by the buyer to CIB Marine Capital. As of December 31, 2009, CIB Marine Capital had loans and loans held for sale with a total net carrying value of $10.3 million. CIB Marine Capital is continuing to wind down its affairs including the sale or collection of these outstanding loans.

CIB Construction, LLC

In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction LLC (“CIB Construction”), 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States (“U.S.”), Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. At December 31, 2009, CIB Construction had $1.2 million in assets and $1.2 million in liabilities. For more information, see Item 7 of Part II of this Form 10-K and Note 7 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Total Employees

At December 31, 2009, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 176 employees, of which 153 were full-time employees.

COMPETITION

The banking industry is highly competitive. CIBM Bank competes for loans, deposits and other financial services in its markets and surrounding areas. In addition to local, regional, and national banking competition in the markets it serves, the Bank competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIBM Bank. Competition involves efforts to retain current customers, and to obtain new loans and deposits, the scope of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking.

CIB Marine believes that its long-standing presence in the communities it serves and its commitment to local, personal service improves its ability to compete favorably in attracting retail and business customers.

SUPERVISION AND REGULATION

General

Bank holding companies and financial institutions are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or CIBM Bank could materially impact CIB Marine’s operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance fund and depositors and not CIB Marine’s shareholders.

CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is regulated by the Federal Reserve Board (the “FRB”). CIBM Bank has the FDIC as its primary federal regulator, and is also regulated by the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”).

CIB Marine and its nonbank subsidiaries are subject to examination by the FRB. The IDFPR and FDIC periodically conduct examinations of CIBM Bank and its nonbank subsidiary that are under their regulatory authority.

The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations on a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. Currently, CIB Marine is subject to a Written Agreement with the Federal Reserve Bank. See Item 7 of Part II of this Form 10-K.

The following discussion summarizes the material elements of the regulatory framework applicable to CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all applicable federal and state banking statutes and regulations. To the extent this discussion describes statutory and regulatory provisions it is qualified in its entirety by reference to those provisions.

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

Capital Standards

The federal banking agencies impose risk-based capital requirements and guidelines on bank holding companies and banks to provide for a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. A bank holding company or bank’s capital, in turn, is divided into two tiers:

•
core capital (commonly referred to as Tier 1 capital), which generally includes common equity, qualifying noncumulative perpetual preferred stock, and for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries (including junior subordinated debentures net of investment in trust, provided that not more than 25% of the qualifying Tier 1 capital may consist of junior subordinated debentures, net of investment in trust), less goodwill and certain other intangible assets; and

•
supplementary capital (commonly referred to as Tier 2 capital), which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, and limited amounts of subordinated debt and reserves for loan losses.

Bank holding companies and banks are currently required to maintain Tier 1 capital equal to at least 4% and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 8% of its total risk-weighted assets, including certain off-balance-sheet items such as unused lending commitments and standby letters of credit.

The FRB and the FDIC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk for institutions with substantial trading activities or institutions where the federal banking regulator deems it necessary for safety and soundness, became effective January 1, 1998. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The market risk requirements do not presently apply to CIB Marine or CIBM Bank.

The FRB also requires bank holding companies to maintain a minimum “leverage ratio” of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%.

At December 31, 2009 CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio of 3.58% had fallen below the 4.0% “minimum capital” threshold applicable under the Written Agreement and the regulatory guidelines of the Federal Reserve Bank. The decline reflected the continued operating losses of CIB Marine during 2008, which continued into 2009. At December 31, 2009, and after the emergence from Bankruptcy, the exchange of the Debentures for the CIB Marine Preferred and the gain on the extinguishment of debt increased CIB Marine’s Tier 1 leverage ratio to 12.08%, well above the minimum capital requirement.

For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by the Basel Committee on Banking Supervision, sometimes referred to as “Basel II.” The U.S. bank regulators issued final rules, effective April 2008, to implement the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The regulators have also said they will propose rules permitting smaller financial institutions, such as CIB Marine and CIBM Bank, to choose between the current method of calculating risked-based capital (“Basel I”) and the “standardized” approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. The requirement to maintain a minimum leverage ratio, which is not risk-based, remains in effect. CIB Marine was not required to and did not adopt the “standardized” approach.

Holding Company Obligations

Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.

Safety and Soundness Guidelines

The state and federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to internal controls, information systems, and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth and asset quality; and compensation, fees, and benefits. In addition, the banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC-insured bank is defined as well capitalized if it maintains a leverage ratio of Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio of Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in “troubled condition” as specified by its appropriate federal regulatory agency.

A bank is generally considered to be adequately capitalized if it is not defined as well capitalized but meets all of its minimum capital requirements: a leverage ratio of 4% or greater (or 3% or greater if it receives the highest composite examination rating by its examiners, subject to appropriate federal banking agency guidelines); a total capital ratio of 8% or greater; and a Tier 1 capital ratio of 4% or greater. A bank will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal to or less than 2% of total assets. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings, or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engages in an unsafe or unsound practice. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment. Regulators also have the authority to increase minimum capital levels above those requirements discussed above.

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

Marine Bank stipulated to a cease and desist order (the “C&D”) with the FDIC and the Wisconsin Department of Financial Institutions Division of Banking (“WDFI”) effective April 2009. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D required Marine Bank to reduce its exposure to non-performing loans, and to charge-off all loans classified as loss. It also imposed restrictions on Marine Bank’s lending to borrowers with existing non-performing loans and accruing interest on certain delinquent loans, as well as to charge-off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retain qualified management, revise lending policies and procedures focused on documentation, maintain an appropriate loan review and grading system, and adopt a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it became effective, could have resulted in more severe restrictions and civil monetary penalties. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the IDFPR assumed state regulatory authority. CIB Marine expects that CIBM Bank will enter into an agreement with the FDIC and the IDFPR (the “Consent Order”) in the second quarter of 2010 that will be similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and may include the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan for reducing and managing credit concentration. CIB Marine and CIBM Bank remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

At December 31, 2009, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and was classified as “adequately capitalized.” In 2009, CIB Marine provided $4.0 million of capital to support CIBM Bank in maintaining its capital position.

In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their business, for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. These enforcement actions may include the appointment of a conservator or receiver for a bank, the issuance of a cease and desist order that can be judicially enforced, the termination of a bank’s deposit insurance, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if equitable relief was not granted. Finally, pursuant to an interagency agreement, the FDIC may examine without the express permission of the institution’s primary regulator, any institution that has a substandard regulatory examination score or is considered undercapitalized.

Dividend Restrictions

The FRB’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The FRB believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Written Agreement entered into with the Federal Reserve Bank, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the FRB. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on the CIB Marine Preferred has been paid in full for four consecutive quarters.

CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIBM Bank to pay dividends to it. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state-chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIBM Bank, the laws of Illinois are applicable. In addition, the FRB and the bank’s regulators have the authority to prohibit CIB Marine and its subsidiary bank from paying dividends, depending upon CIB Marine’s and CIBM Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. CIB Marine did not receive any dividend payments from its banking subsidiaries in 2009 or 2008 and, at December 31, 2009, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

Federal Deposit Insurance

As a FDIC-insured institution, CIBM Bank is required to pay deposit insurance premiums based on the risk posed to the FDIC insurance funds. On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment rates from 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels. Risk assessment rates are determined at the end of each quarter. At December 31, 2009, CIBM Bank was subject to the highest risk-based assessment rate because it was under the C&D order.

On May 22, 2009, the FDIC board imposed an emergency special assessment of five basis points on all banks’ deposits to restore the Deposit Insurance Fund to an acceptable level. The assessment, which was payable on September 30, 2009, was in addition to a planned increase in premiums and a change in the way regular premiums were assessed, which the FDIC board previously approved. The cost of this 2009 emergency special assessment to CIBM Bank was approximately $0.4 million. On November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012 on December 30, 2009; however certain financial institutions, including CIBM Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. Pursuant to the Helping Families Save Their Homes Act, signed by President Obama on May 20, 2009, the $250,000 limit has been extended to December 31, 2013. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), which provides unlimited guarantee on funds in non-interest-bearing transaction deposit accounts otherwise covered by the existing deposit insurance limit of $250,000. CIBM Bank elected to participate in the program and was assessed a 10 basis point surcharge for its participation through December 31, 2009. On August 26, 2009, the FDIC extended the transaction deposit account program until June 30, 2010 for institutions not opting out of the program. The fees for participating in the program after December 31, 2009, range from 15 basis points to 25 basis points based on the institution’s Risk Category. CIBM Bank did not opt out of the program and, therefore, can continue to offer noninterest-bearing transaction accounts that are fully guaranteed by the FDIC until June 30, 2010.

Restrictions on Affiliate Transactions

Transactions between CIB Marine, CIBM Bank and their nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIBM Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from CIBM Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by CIBM Bank to or in CIB Marine or to or in any other non-banking affiliate are limited, individually, to 10% of CIBM Bank’s capital and surplus, and such secured loans are limited in the aggregate to 20% of CIBM Bank’s capital and surplus. All such transactions must be on terms that are no less favorable to CIBM Bank than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. FRB policies also forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

At December 31, 2009, CIBM Bank had $0.3 million in outstanding principal balances on loans secured or partially secured by CIB Marine stock. No specific reserves were allocated to these loans. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all federally insured institutions. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions. Institutions that are subject to Regulation O are not subject to the prohibitions of the Sarbanes-Oxley Act of 2002 on certain loans to insiders.

Community Reinvestment Act and Fair Lending

CIBM Bank is subject to the Community Reinvestment Act (“CRA”) and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of their local communities, including low-and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank’s CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, CIBM Bank had a CRA rating of “satisfactory.”

Compliance with Consumer Protection Laws

CIBM Bank is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

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

Truth in Lending Act

The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the act, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan.

Effective on July 1, 2009, the FRB approved a final rule amending Regulation Z (Truth in Lending) to prohibit unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices. The final rule also established advertising standards and required certain mortgage disclosures to be given to consumers earlier in the transaction. The final rule added four new protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling. For loans in this category, these protections would: (1) prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value; (2) require creditors to verify the income and assets they rely upon to determine repayment ability; (3) ban any prepayment penalty if the payment can change in the initial four years (and for certain other higher-priced loans, the prepayment penalty period cannot last for more than two years); and (4) require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.

In addition to the rules governing higher-priced loans, the rules adopted new protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is considered to be a “higher-priced mortgage loan.” Under the new rules: (1) creditors and mortgage brokers are prohibited from coercing a real estate appraiser to misstate a home’s value; (2) companies that service mortgage loans are prohibited from engaging in certain practices, such as pyramiding late fees; (3) servicers are required to credit consumers’ loan payments as of the date of receipt and provide a payoff statement within a reasonable time of request; (4) creditors must provide a good-faith estimate of the loan costs, including a schedule of payments, within three days after a consumer applies for any mortgage loan secured by a consumer’s principal dwelling, such as a home improvement loan or a loan to refinance an existing loan; and (5) consumers cannot be charged any fee until after they receive the early disclosures, except a reasonable fee for obtaining the consumer’s credit history.

For all mortgages, the new rules also set additional advertising standards. Advertising rules now require additional information about rates, monthly payments, and other loan features. The final rule bans seven deceptive or misleading advertising practices, including representing that a rate or payment is “fixed” when it can change.

Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Regulation Z also provide a consumer with a right of rescission which, if exercised, would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the offending transaction, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act.

Federal Fair Lending Laws

The federal fair lending laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good-faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations.

Home Mortgage Disclosure Act

The Federal Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

The appropriate federal banking agency, or, in some cases, U.S. Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act

The Federal Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Privacy and Security

The Gramm-Leach-Bliley Act (“GLBA”) establishes a minimum federal standard of financial privacy by, among other provisions, requiring banks to adopt and disclose privacy policies with respect to consumer information and setting forth certain rules with respect to the disclosure to third parties of consumer information. CIB Marine has adopted and disseminated its privacy policies pursuant to the GLBA. Regulations adopted under the GLBA set standards for protecting the security, confidentiality and integrity of customer information, and require notice to regulators, and in some cases, to customers, in the event of security breaches. A number of states have adopted their own statutes requiring notification of security breaches. In addition, the GLBA requires the disclosure of agreements reached with community groups that relate to the CRA, and contains various other provisions designed to improve the delivery of financial services to consumers while maintaining an appropriate level of safety in the financial services industry.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increased the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to U.S. bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in U.S. interbank accounts by foreign banks; provides the United States Department of the Treasury (“Treasury Department”) with regulatory authority to ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes”) addresses corporate governance and accounting oversight matters. Sarbanes required the creation of a five-member oversight board appointed by the Securities Exchange Commission (“SEC”) that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the Chief Executive Officer and the Chief Financial Officer of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material effect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. CIB Marine is required to provide management’s report on internal controls over financial reporting in this report, as required by Section 404 of Sarbanes; however, since it is neither a large accelerated filer nor an accelerated filer for the fiscal year ended December 31, 2009, its registered public accounting firm does not need to provide an attestation report with respect to such internal controls.

Exchange Act

CIB Marine’s Common Stock is registered with the SEC. Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

Recent Regulatory Developments

In response to global credit and liquidity issues involving a number of financial institutions, the U.S. government, particularly the Treasury Department and the FDIC, have taken and continue to discuss a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

In November 2009, the FRB announced final rules that prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (“ATM”) and one-time debit card transactions. The final rule requires consumers to opt in, or affirmatively consent, to the institution’s overdraft service for ATM and one-time debit card transactions before overdraft fees can be assessed on the accounts. The mandatory compliance date for this rule change is July 1, 2010.

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

AVAILABLE INFORMATION

CIB Marine files various reports with the SEC. The reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practicable after filed.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

CIB Marine has made statements in this Form 10-K, including the discussion of CIB Marine’s capital plan set forth in Item 7 of Part II of this Form 10-K, that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may”, “project”, “are confident”, “should be”, “intend”, “predict”, “plan”, “expect”, “estimate”, “anticipate”, and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, which are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-K and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, but are not limited to, the risk factors set forth below:

•	operating, legal, and regulatory risks;
•	economic, political, and competitive forces affecting CIB Marine’s banking business;
•	impact on net interest income from changes in monetary policy and general economic conditions;
•	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•	other factors discussed under Item 1A, “Risk Factors” below and elsewhere herein.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made. CIB Marine undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements are subject to significant risks and uncertainties and CIB Marine’s actual results may differ materially from the results discussed in forward-looking statements.

Risk Factors

The following discussion sets forth certain risks that CIB Marine believes could have a material adverse impact on its financial condition and results of operations. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

CIBM Bank is subject to a formal enforcement action with regulatory authorities.

Under applicable laws, the FDIC, as CIBM Bank’s primary federal regulator and deposit insurer, and the IDFPR, as CIBM Bank’s chartering authority, have the ability to impose additional sanctions, restrictions and requirements on CIBM Bank if they determine, upon examination or otherwise, violations of laws with which CIBM Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. Effective April 2009, CIB Marine’s Wisconsin state-chartered bank subsidiary at the time, Marine Bank, stipulated to a C&D with the FDIC and the Wisconsin Department of Financial Institutions, Division of Banking (“WDFI”). Key provisions included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retain qualified management, revise lending policies and procedures focused on documentation, maintain an appropriate loan review and grading system, and adopt a comprehensive budget. In connection with the merger of Marine Bank with and into Central Illinois Bank (now CIBM Bank), the C&D with respect to the FDIC was assumed by the surviving entity, CIBM Bank. CIB Marine expects that CIBM Bank will enter into an agreement with the FDIC and IDFPR in the second quarter of 2010 that will be similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and may include the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan for reducing and managing credit concentration. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. Failure to adhere to the requirements of the actions mandated by the Consent Order can result in more severe restrictions and civil monetary penalties.

A failure by CIB Marine to maintain required levels of capital could have a material adverse effect on the Company.

CIB Marine is operating in a difficult and uncertain economic environment which makes a quick return to profitability unlikely. This will continue to put pressure on capital ratios at CIB Marine and CIBM Bank. Although CIB Marine has developed and implemented strategies to improve its profitability in the future, there can be no assurance that these strategies will be successful. CIB Marine’s strategic plans are dependent on its ability to reduce its level of nonperforming assets and loan losses, attract and retain borrowing customers, commercial loan officers and core deposits, all of which have been negatively impacted as a result of losses and a weakened financial condition. In addition to the deteriorating credit quality due to the economic downturn, troubled worldwide credit markets and the specific contraction of the U.S. housing market reflected in higher provisions for loan losses and loan charge-offs, may also cause valuation changes and losses in other balance sheet items, most notably the investment portfolio. During future periods, as the full effects of the economic conditions on CIB Marine’s investment portfolio are determined, CIB Marine may experience other-than-temporarily impaired (“OTTI”) write downs in its investment portfolio which would further reduce the level of its capital. CIB Marine’s inability to execute its strategic plans and return to profitability, would have a material impact on its business, results of operations and financial condition and further declines in regulatory capital ratios and may require CIB Marine to reduce the size of CIBM Bank and/or reduce staff. There can be no assurance that if CIB Marine is required to reduce the size of CIBM Bank, it will be able to do so on acceptable terms.

Banking regulations require CIB Marine to maintain adequate levels of capital, in order to support its operations and fund outstanding liabilities. Furthermore, CIBM Bank is required to maintain specific capital levels and if CIBM Bank fails to maintain the required capital levels, it could be subject to various sanctions by federal or state regulators that could adversely impact it. Such sanctions could potentially include, without limitation, the termination of deposit insurance by the FDIC and the issuance of a capital directive by a regulatory authority requiring an increase in capital.

CIB Marine’s ability and the ability of CIBM Bank to raise additional capital, if needed, may be impaired by changes and trends in the capital markets that are outside the Company’s control. Accordingly, there can be no assurance that CIB Marine or CIBM Bank will be able to raise additional capital, if needed, on terms acceptable to the Company or CIBM Bank.

CIB Marine may not be able to consummate a business combination transaction with a strategic partner within a reasonable timeframe, or at all.

Upon emergence from Bankruptcy and the elimination of the Debentures, CIB Marine improved its balance sheet, regulatory capital position and future operating results through the elimination of interest expense on the Debentures. CIB Marine believes it has sufficient liquidity to meet its currently anticipated short and long-term needs. Pursuant to its future plans, CIB Marine intends to seek out a strategic business combination partner at such time that market conditions improve and its profitability returns. There can be no assurance that CIB Marine will be successful in consummating any such business combination on reasonable terms within a reasonable timeframe, or at all. If significant operating losses continue into the future and if CIB Marine is unsuccessful in consummating such a business combination transaction within a reasonable timeframe, it may be unable to serve as a source of strength for CIBM Bank.

Conversion of Series B Preferred into common stock upon consummation of a merger transaction could result in significant reduction in the purchase price allocated to its current common shareholders.

Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock upon the consummation of a merger transaction where CIB Marine is not the surviving entity. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own 49% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine, which would result in significantly merger price being allocated to current CIB Marine common shareholders than if such Series B Preferred were not converted.

CIB Marine is subject to credit risk.

CIB Marine is exposed to the risk that third parties that owe the Company money, securities, or other assets will not repay their obligations. Credit risk arises anytime CIBM Bank commits, invests or otherwise extends funds through contractual agreements, whether reflected on or off the balance sheet. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure or other reasons.

CIB Marine’s credit risk is concentrated in CIBM Bank’s loan portfolio. Credit risk is affected by a variety of factors including credit-worthiness of the borrower, the sufficiency of underlying collateral, the enforceability of third-party guarantees, changing economic and industry conditions and concentrations of credit by loan type, terms or geographic area, changes in the financial condition of the borrower or other party, and by credit and underwriting policies.

CIBM Bank has established an allowance for loan losses which represents management’s best estimate of probable losses inherent in its loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIBM Bank’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance for loan charge-offs. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

Various factors may cause CIBM Bank’s allowance for loan losses to increase.

The allowance for loan losses represents management’s estimate of probable losses inherent in CIBM Bank’s loan portfolio. Management evaluates the allowance each quarter to determine that it is adequate to absorb these inherent losses. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If actual losses exceed the estimate, the excess losses could adversely affect CIB Marine’s profitability and capital. Such excess losses may require an increase in the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of CIB Marine’s control, may also require an increase in the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. These agencies may require CIBM Bank to establish additional allowances for loan losses based on their judgment of the information available at the time of their examinations. Any increase in the allowance for loan losses will result in a decrease in net income and capital, and would have a material adverse effect on CIB Marine’s financial condition and results of operations. CIBM Bank cannot provide any assurances that it will not sustain losses in excess of its allowance for loan losses or that it will not be required to increase such allowance.

CIBM Bank’s loan portfolios contain concentrations of credit, particularly commercial real estate which creates special credit risks.

Credit risk at CIBM Bank is primarily related to the risk that borrowers will not be able to repay some or all of their obligations to CIBM Bank. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or even within just the respective industries or groups.

CIB Marine may be further adversely affected by current economic and market conditions.

The national and global economic downturn has resulted in significant financial market disruptions which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and CIB Marine and CIBM Bank in particular. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate CIB Marine's exposure to credit risk.

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
•
CIBM Bank’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage and underwrite its customers become less predictive of future behaviors.

•
The process CIBM Bank uses to estimate losses inherent in its credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the process.

•
CIBM Bank will be required to pay significantly higher FDIC premiums because market developments have significantly further depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits.

•
CIB Marine’s liquidity could be negatively impacted by an inability to access the capital markets, unforeseen or extraordinary demands on cash, or regulatory restrictions, which could, among other things, materially and adversely affect its business prospects and financial condition.

Financial markets have experienced, and may continue to experience, periods of high volatility accompanied by reduced liquidity. These markets are susceptible to severe events evidenced by rapid depreciation in asset values accompanied by a reduction in asset liquidity. Under these extreme conditions, hedging and other risk management strategies may not be as effective at mitigating trading losses as they would be under more normal market conditions. CIB Marine’s risk management and monitoring processes seek to quantify and mitigate risk to more extreme market moves. Severe market events have historically been difficult to predict, however, and CIB Marine could realize significant losses if unprecedented extreme market events were to occur.

CIB Marine’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect CIB Marine.

The policies of the FRB impact CIB Marine significantly. The FRB regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments CIB Marine holds. Those policies determine to a significant extent CIBM Bank’s cost of funds for lending and investing. Changes in those policies are beyond CIB Marine’s control and are difficult to predict. FRB policies can affect CIBM Bank’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could materially adversely affect CIB Marine.

There can be no assurance that the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and other enacted government programs will help stabilize the U.S. financial system or be of specific benefit to CIB Marine.

On October 3, 2008, the EESA, was enacted. The U.S. Treasury and banking regulators have implemented and may continue to implement a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the CPP. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the TLGP, which CIB Marine did not “opt-out” of.

The EESA followed, and has been followed by, numerous actions by the FRB, the U.S. Congress, U.S. Treasury, the FDIC, the SEC and others to address recent liquidity and credit instability crises. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes new executive compensation and corporate governance limits on current and future participants in TARP, which are in addition to those previously announced by U.S. Treasury. The new limits remain in place until the participant has redeemed the preferred stock sold to U.S. Treasury, subject to U.S. Treasury’s consultation with the recipient’s appropriate federal regulator. CIB Marine is not a participant in TARP.

There can also be no assurance as to the ultimate impact that EESA, ARRA, the programs promulgated under these acts and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA, ARRA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect CIB Marine business, financial condition, results of operations, access to credit or the trading price of CIB Marine’s common stock.

CIBM Bank’s deposit insurance premium could be substantially higher in the future, which could have a material adverse effect on CIB Marine’s future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including CIBM Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund. On October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On May 22, 2009, the FDIC board imposed an emergency special assessment of five basis points on all banks to restore the Deposit Insurance Fund to an acceptable level. The assessment, which was payable on September 30, 2009, was in addition to a planned increase in premiums and a change in the way regular premiums were assessed, which the FDIC board previously approved. The cost of this emergency special assessment to CIBM Bank was approximately $0.4 million. On November 12, 2009, the FDIC issued new assessment regulations that required FDIC-insured institutions to prepay on December 30, 2009 their estimated quarterly risk-based assessments for the fourth quarter 2009 and for all of 2010, 2011 and 2012; however certain financial institutions, including CIBM Bank, were exempted from the new prepayment regulations and will continue to pay their risk-based assessments on a quarterly basis.

The recent assessment increases and special assessments discussed above, along with any future further assessment increases and special assessments applicable to CIBM Bank, have increased and may continue to increase CIB Marine’s expenses and adversely impact its earnings.

If CIB Marine’s investment in the common stock of the Federal Home Loan Bank of Chicago becomes other than temporarily impaired, CIB Marine’s financial condition and results of operations could be materially impaired.

CIBM Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”). The common stock is held to qualify for membership in the Federal Home Loan Bank System (“FHLB”) and to be eligible to borrow funds under the FHLBC’s advance program. The carrying amount of CIB Marine’s FHLBC common stock as of December 31, 2009 was $11.6 million based on its par value. There is no market for the FHLBC common stock.

In October 2007, the FHLBC entered into a consensual Cease and Desist Order (the “FHLBC C&D”) with its regulator the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (the “FHFA”). Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA (“OS Director”). The FHLBC C&D provides that dividend declarations are subject to the prior written approval of the OS Director and required the FHLBC to submit a capital structure plan to the FHFA. The FHLBC has not declared any dividends since the FHLBC C&D was issued and it has not received approval of a capital structure plan. In July 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the FHLBC C&D. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment.

Published reports indicate that certain member banks of the FHLB could have materially lower regulatory capital levels due to the application of certain accounting rules and asset quality issues. In an extreme situation, it is possible that the capitalization of a FHLB, including the FHLBC, could be substantially diminished or reduced to zero. The Company’s FHLBC common stock is accounted for in accordance with the authoritative guidance for financial services-depository and lending (Accounting Standards Codification (“ASC”) 942-325-35). This guidance provides that, for impairment testing purposes, the value of long-term investments such as FHLBC common stock is based on the “ultimate recoverability” of the par value of the security rather than impacted by temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of CIB Marine’s FHLBC common stock, this investment could be deemed to be OTTI, and the impairment loss that CIB Marine would be required to record would cause its earnings to decrease by the amount of the impairment loss.

The creditworthiness of other financial institutions could adversely affect CIB Marine and adversely affect financial markets generally.

Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the CIB Marine interacts on a daily basis, and therefore could adversely affect CIB Marine.

CIB Marine’s ability to engage in routine funding transactions could be adversely impacted by the actions and commercial soundness of other banks and financial institutions. Banks are interrelated as a result of lending, clearing, counterparty and other relationships. As a result, defaults by, or even rumors or questions about, one or more banks or the general banking industry have led to market-wide liquidity problems and could lead to losses or defaults by CIB Marine or by other financial institutions. Many of the transactions engaged in by CIB Marine and CIBM Bank in the ordinary course of business expose CIB Marine to credit risk in the event of default of its counterparty or customer. In such instances, the collateral held by CIB Marine may be insufficient to mitigate its losses, as it may be unable to realize upon or liquidate at prices sufficient to recover the full amount of the exposure due it. Such losses could have a material and adverse affect on CIB Marine’s result of operations.

CIB Marine is exposed to risk of environmental liability when CIBM Bank takes title to property.

In the course of its business, CIBM Bank may foreclose on and take title to real estate. As a result, CIB Marine may be subject to environmental liabilities with respect to these properties. CIB Marine may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances or chemical releases at properties. The costs associated with investigation or remediation activities could be substantial. If CIB Marine becomes subject to significant environmental liabilities, its financial condition and results of operations could be adversely affected.

Terrorism, acts of war, international conflicts and natural disasters could negatively affect CIB Marine’s business and financial condition.

Acts or threats of war or terrorism, international conflicts, natural disasters, and the actions taken by the U.S. and other governments in response to such events, could disrupt business operations and negatively impact general business and economic conditions in the U.S. If terrorist activity, acts of war, other international hostilities or natural disasters disrupt business operations, trigger technology delays or failures, or damage physical facilities of CIBM Bank, its customers or service providers, or cause an overall economic decline, the financial condition and operating results of CIB Marine could be materially adversely affected. The potential for future occurrences of these events has created many economic and political uncertainties that could seriously harm CIB Marine’s business and results of operations in ways that cannot presently be predicted.

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

CIB Marine’s success depends to a large degree on the general economic conditions of the diverse geographic markets CIBM Bank serves. Local economic conditions have a significant impact on the generation of commercial, commercial real estate, and real estate loans; the ability of borrowers to repay these loans; and the value of the collateral securing these loans. Adverse changes in the economic conditions of the markets in which CIBM Bank operates could also negatively impact the financial results of CIB Marine’s operations. For example, adverse changes in these factors could lead to reduced interest income and an increase in the provision for loan losses. This is consistent with what has occurred during the current economic downturn with CIB Marine incurring significant operating losses and a corresponding reduction in shareholders’ equity (excluding the financial impact of emergence from Bankruptcy) during the past years.

CIB Marine operates in a highly regulated environment and is subject to supervision and examination by various federal and state regulatory agencies.

As a bank holding company, CIB Marine is regulated by the FRB, and CIBM Bank is regulated separately by the FDIC and the IDFPR. This regulation is primarily intended to protect CIBM Bank’s customers and their deposits rather than CIB Marine’s shareholders. In addition, CIB Marine’s common stock is registered under the Securities Exchange Act of 1934, as amended and it is subject to regulation by the SEC and to public reporting requirements.

CIB Marine remains under the Written Agreement with the Federal Reserve Bank which continues to impose certain restrictions and reporting requirements including, but not limited to:

•	Restrictions on dividend payments and redemption of shares of CIB Marine stock without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions.

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions. Continued losses at CIBM Bank may require CIB Marine to provide additional capital. CIB Marine’s capability to provide this capital is dependent on its limited cash resources and other assets. During 2009, CIB Marine contributed $4.0 million of capital to CIBM Bank.

CIB Marine’s profitability is dependent upon CIBM Bank’s ability to manage net interest income.

CIBM Bank’s primary source of income is net interest income, which is the difference between the interest income earned on interest-earnings assets (consisting primarily of loans and securities) and the interest expense paid on interest-bearing liabilities (consisting primarily of deposits and other borrowings). The level of net interest income is a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by CIBM Bank’s ability to attract loans and core deposits and the pricing and mix of these and other interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, monetary policy, and market interest rates.

The level of net interest income is influenced by movements in such rates of interest, and the pace at which such movements occur. If the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in earnings. CIBM Bank’s net interest income and earnings would be similarly impacted if the interest rates on interest-earning assets decline more quickly than the interest rates on interest-bearing liabilities. In addition, such changes in interest rates could have an effect on the ability to originate loans and attract and retain deposits; the fair value of financial assets and liabilities; and the average life of loan and securities portfolios.

CIB Marine’s accounting policies and methods are critical to how it reports its financial condition and results of operations and require management to make estimates about matters that are uncertain.

Accounting policies and methods are fundamental to how CIB Marine records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with accounting principles generally accepted (“GAAP”) in the United States.

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. CIB Marine has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding CIB Marine’s judgments and the estimates pertaining to these matters, CIB Marine cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the Management’s Discussion and Analysis Section and Item 8, Note 2-Summary of Significant Accounting Policies, in Part II of this Form 10-K.

Changes in accounting standards could adversely affect CIB Marine’s reported financial results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that CIB Marine reports its financial condition and results of operations. These changes can be difficult to predict and can materially impact CIB Marine’s reported financial results. In some cases, CIB Marine could be required to apply a new or revised accounting standard, or a new or revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results of CIB Marine’s financial statements for prior periods.

An interruption in or breach in security of CIB Marine’s or its third party service providers’ information systems may result in a loss of customer business.

CIB Marine relies heavily on communications and information systems to conduct its business. Any failure or interruptions or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposits, servicing, or loan origination systems. The occurrence of any failures or interruptions or breach in security could result in a loss of customer business, costly remedial actions, or legal liabilities and have a material adverse effect on CIB Marine’s results of operations and financial condition.

Management regularly reviews and updates its internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of CIB Marine’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, results of operations, cash flows and financial condition.

While CIB Marine has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of CIB Marine’s information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Additionally, CIB Marine outsources a portion of its data processing to a third party. If CIB Marine’s third party provider encounters difficulties or if CIB Marine has difficulty in communicating with such third party, it will significantly affect its ability to adequately process and account for customer transactions, which would significantly affect its business operations. Furthermore, breaches of such third party’s technology may also cause reimbursable loss to its consumer and business customers, through no fault of CIB Marine. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage CIB Marine’s reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on its financial condition, results of operations and cash flows.

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

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in CIB Marine’s control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides information relating to the material real properties owned or leased by CIB Marine as of December 31, 2009. CIBM Bank leases or subleases office space to CIB Marine.

Location	Owned or Leased	Date Opened or Acquired
CIBM BANK:
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Decatur, Illinois	Leased	10/95
Peoria, Illinois	Leased	09/97
East Peoria, Illinois	Leased	10/97
Bloomington, Illinois	Owned	10/00
Peoria, Illinois (Knoxville) (a loan production office)	Leased	12/01
Peoria, Illinois (Grand Prairie)	Leased	04/03
Pewaukee, Wisconsin	Leased	02/98
Wauwatosa, Wisconsin	Leased	05/98
Franklin, Wisconsin	Leased	08/00
Indianapolis, Indiana	Leased	09/98
Scottsdale, Arizona	Leased	10/01
CIB MARINE BANCSHARES, INC.
Naperville, Illinois	Leased	02/06

None of the properties owned by CIB Marine or CIBM Bank are subject to encumbrances material to the operations of CIB Marine and CIBM Bank. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of the businesses of it and CIBM Bank.

ITEM 3. LEGAL PROCEEDINGS

CIB Marine and CIBM Bank engage in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in CIB Marine’s opinion, would have a material adverse effect on its consolidated financial position.

In September 2009, the Company filed a prepackaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code with the Federal Bankruptcy Court in Milwaukee. Under the Plan, which had been previously approved by the requisite TruPS Holders, approximately $107.2 million of high-interest cumulative indebtedness was exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. Each share of the Series B Preferred is convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving the Company. The CIB Marine Preferred has no stated redemption date and the holders of CIB Marine Preferred do not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and are only to be paid at such time as a dividend is declared by CIB Marine, at its discretion, subject to regulatory approval.

On October 29, 2009, the Plan was confirmed by the Federal Bankruptcy Court in Milwaukee, Wisconsin.

The effective date of the Plan was December 30, 2009. On January 6, 2010, the Company announced that it had successfully completed its financial restructuring pursuant to the Plan. While the bankruptcy case for CIB Marine remains open to address certain unresolved claims issues, the implementation of the debt restructuring for the Company has been substantially completed, the Debentures have been cancelled and the CIB Marine Preferred shares have been issued to the former TruPS Holders.

ITEM 4. [RESERVED]

Supplemental Item. Executive Officers of Registrant.

The following table sets forth the names, ages and positions of all executive officers of CIB Marine at March 1, 2010, the period that each has held positions with CIB Marine, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
John P. Hickey, Jr. (62)
Mr. Hickey has served as President and Chief Executive Officer of CIB Marine since March 2007; Chairman of CIB Marine since February 1, 2009; Director of CIB Marine since May 2007; and Director, President and CEO of CIBM Bank since April 2006. Prior to joining CIBM Bank, Mr. Hickey was Senior Vice President of Business Banking at Guaranty Bank in 2006; and from 2001 to 2005 held senior management positions with Marsh McLennan, first as Managing Director of the Western region, then as the Managing Director of a substantial business segment of the company.

Edwin J. Depenbrok (53)
Mr. Depenbrok was appointed a non-employee Senior Vice President and Chief Financial Officer of CIB Marine in January 2008. Mr. Depenbrok, through his consulting firm, dbrok group, LLC (“dbrok”), was engaged as a consultant by CIB Marine in February 2007 to provide financial management services. Mr. Depenbrok founded and has been employed by dbrok since 2001.

Charles J. Ponicki (59)
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

Daniel J. Rasmussen (44)
Mr. Rasmussen has served as Senior Vice President, General Counsel and Secretary of CIB Marine since April 2005. Mr. Rasmussen was appointed a non-employee Senior Vice President, General Counsel and Secretary of CIB Marine through a company owned by him, effective January 1, 2010. He was Vice President and Senior Attorney of CIB Marine from 1999 to 2005.

Patrick J. Straka (43)	Mr. Straka has served as Senior Vice President, Chief Investment Officer and Economist of CIB Marine since February 1999.

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

	OTCBB Bid Quotations
Fiscal Quarter Ended	High	Low
March 31, 2008	$3.35	$1.2000
June 30, 2008	2.95	1.3500
September 30, 2008	1.35	0.2500
December 31, 2008	0.50	0.0100
March 31, 2009	0.30	0.0050
June 30, 2009	0.10	0.0010
September 30, 2009	0.03	0.0002
December 31, 2009	0.03	0.0050

As of March 29, 2010, there were approximately 1,234 holders of record of CIB Marine common stock.

CIB Marine has not paid cash dividends on its common stock during the last three fiscal years. As a result of its financial position, CIB Marine does not currently have any intentions to pay a cash dividend. Pursuant to the Written Agreement, CIB Marine cannot declare or pay dividends without first obtaining the consent of the Federal Reserve Bank. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on the CIB Marine Preferred has been paid in full for four consecutive quarters. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

Except as described below with respect to CIB Marine Preferred, CIB Marine did not sell any of its securities within the past three years which were not registered under the Securities Act of 1933, as amended, or repurchase any of its securities during the fourth quarter of 2009.

On December 30, 2009, in accordance with CIB Marine’s Plan of Reorganization Under Chapter 11 of the U.S. Bankruptcy Code, approximately $107.2 million of high-interest cumulative indebtedness was exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. Each share of the Series B Preferred is convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving the Company. If the Series B Preferred were converted to common as of December 31, 2009, an additional 17,504,000 common shares would be issued. On a proforma basis, such amount would have represented 49% of the total common shares outstanding. The CIB Marine Preferred has no stated redemption date and the holders of CIB Marine Preferred do not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and are only to be paid at such time as a dividend is declared by the Company, at its discretion, subject to regulatory approval. The issuance of the CIB Marine Preferred was exempt from registration under the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to Section 1145 of the Bankruptcy Code and/or Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K.

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$39,409	$56,141	$62,694	$61,509	$59,849
Interest expense	23,926	34,501	40,067	38,242	34,795
Net interest income	15,483	21,640	22,627	23,267	25,054
Provision for (reversal of) loan losses	27,373	22,063	6,413	(4,384)	(8,669)
Net interest income (loss) after provision for (reversal of) loan losses	(11,890)	(423)	16,214	27,651	33,723
Noninterest income(1)	1,500	4,366	3,050	3,408	909
Noninterest expense	30,994	39,856	34,472	40,997	48,984
Loss from continuing operations before income taxes	(41,384)	(35,913)	(15,208)	(9,938)	(14,352)
Income tax expense (benefit)	99	320	3	(99)	(1,208)
Net loss from continuing operations	(41,483)	(36,233)	(15,211)	(9,839)	(13,144)
Discontinued operations:
Income from discontinued operations before income taxes	711	493	417	660	3,850
Income tax expense (benefit)	—	(1,341)	(1,023)	99	2,367
Net income from discontinued operations	711	1,834	1,440	561	1,483
Net loss before extraordinary net gain	(40,772)	(34,399)	(13,771)	(9,278)	(11,661)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	54,497	—	—	—	—
Net income (loss)	$13,725	$(34,399)	$(13,771)	$(9,278)	$(11,661)
Common Share Data
Basic and diluted-loss from continuing operations	$(2.28)	$(1.98)	$(0.83)	$(0.54)	$(0.72)
Net income (loss)	$0.75	$(1.88)	$(0.75)	$(0.51)	$(0.64)
Dividends	—	—	—	—	—
Book value per share	$1.36	$0.81	$3.29	$3.91	$4.32
Weighted average shares outstanding-basic	18,217,608	18,333,779	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,313,520	18,333,779	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of companies held for disposal	$708,686	$905,408	$1,003,936	$993,472	$1,132,515
Loans excluding loans of companies held for disposal	470,668	555,207	595,259	522,624	515,544
Allowance for loan losses	(16,240)	(19,242)	(20,706)	(20,906)	(24,882)
Securities	182,971	280,452	316,321	345,602	493,409
Deposits	589,450	694,632	745,590	739,784	867,700
Deposits of branches held for sale	—	—	—	55,365	66,991
Borrowings, including junior subordinated debentures	30,572	151,663	159,473	91,510	94,108
Stockholders’ equity	84,695	14,802	60,306	71,613	79,182
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	1.90%	2.19%	2.39%	2.29%	2.06%
Net interest spread (3)	1.49	1.64	1.57	1.59	1.57
Noninterest income to average assets (4)	0.12	0.43	0.31	0.32	0.04
Noninterest expense to average assets	3.77	3.97	3.54	3.90	3.89
Efficiency ratio (5)	188.62	153.26	134.25	153.69	191.28
Loss on average assets (6)	(5.04)	(3.61)	(1.56)	(0.94)	(1.04)
Loss on average equity (7)	(2,016.67)	(84.32)	(22.21)	(13.56)	(15.23)
Asset Quality Ratios:
Nonaccrual loans restructured loans and loans 90 days or more past due and still accruing to total loans (8)	10.97%	2.90%	3.18%	4.24%	8.17%
Nonperforming assets and loans 90 days or more past due and still accruing to total asset (8)	7.40	1.89	2.02	2.24	3.98
Allowance for loan losses to total loans	3.45	3.47	3.48	4.00	4.83
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	31.45	119.43	109.37	94.37	59.06
Net charge-offs (recoveries) to average loans	5.82	3.90	1.14	(0.08)	(0.67)
Capital Ratios:
Total equity to total continuing assets	11.95%	1.63%	6.01%	7.21%	6.99%
Total risk-based capital ratio	16.51	10.04	17.26	20.95	21.54
Tier 1 risk-based capital ratio	15.24	5.02	10.62	14.32	15.45
Leverage capital ratio	12.08	3.58	7.92	9.51	9.20
Other Data:
Number of employees (full-time equivalent)	165	197	258	301	359
Number of banking facilities	17	18	25	30	37

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.6 million and $0.4 million for the years ended December 31, 2009 and 2005, respectively. There were no pretax gains on investment securities in 2008, 2007 and 2006.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and for all years presented no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2009, 2008, 2007, 2006 and 2005 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.95%, 2.20%, 2.43%, 2.34% and 2.13%, respectively.

(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(4)	Noninterest income to average assets excludes gains and losses on securities.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income, on a tax-equivalent basis, plus noninterest income, excluding gains and losses on securities.
(6)	Loss on average assets is net loss from continuing operations divided by average total assets.
(7)	Loss on average equity is net loss from continuing operations divided by average common equity.
(8)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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

Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See Note 2 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

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

CIB Marine evaluates certain commercial loans individually for impairment as required by the FASB. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Loans, including all residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.

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

Measurement of Fair Value

A portion of CIB Marine’s assets and liabilities are carried at fair value on the Consolidated Balance Sheets, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable GAAP. These include CIB Marine’s available for sale securities, interest-rate derivatives related to mortgage loan originations, and other equity securities. The estimation of fair value also affects certain other loans held for sale, which are not recorded at fair value but at the lower of cost or market. The determination of fair value is important for certain other assets, including impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 22 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 4 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Income Taxes

CIB Marine recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon CIB Marine generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some portion or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the Internal Revenue Service (“IRS”), state taxing authorities, and foreign government taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. CIB Marine believes it has adequately accrued for all probable income taxes payable and provided valuation allowances for deferred tax assets where it has been determined to be not more likely than not that such assets are realizable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated U.S. federal and unitary and combined state income tax returns, including U.S. operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.

Due to the significant losses incurred in 2006 through 2008, as well as the operating losses from continuing operations in 2009, management has determined that it is not more likely than not that the entire net deferred tax asset of $67.6 million at December 31, 2009, which includes the entire net deferred tax asset of companies held for sale or disposal of $3.4 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including net deferred tax assets of companies held for sale or disposal.

INTRODUCTION

The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2009 and 2008, and its changes in financial condition and results of operations for the three years ended December 31, 2009, 2008 and 2007. References in the discussion below to “CIB Marine” or the “Company” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K.

OVERVIEW

During 2009, CIB Marine continued to incur operating losses and focused on the implementation of its capital plan as outlined in its 2008 Form 10-K. The primary goal of the capital plan was to bring the TruPS interest payments current and to meet regulatory capital requirements. In addition to efforts to implement the capital plan, management continued its efforts to improve the efficiency of CIB Marine by focusing on continuing cost savings initiatives, and maintaining a high level of customer service while actively seeking new business opportunities.

On September 16, 2009, the TruPS Holders approved a pre-packaged plan of reorganization (the “Plan”) under Chapter 11 of the Bankruptcy Code, which the Company filed in Bankruptcy Court. For the nine months ended September 30, 2009, CIB Marine incurred additional operating losses of $30.0 million and its total stockholders’ equity at September 30, 2009 was a negative $9.4 million. The emergence from Bankruptcy on December 30, 2009 resulted in CIB Marine’s recording of a $54.5 million extraordinary gain, net of amortization and reorganization costs, on the extinguishment of its TruPS indebtedness and the issuance of $51.0 million of CIB Marine Preferred. For 2009, CIB Marine showed net income of $13.7 million. Excluding the impact of the extraordinary net gain, the Company would have recorded a net loss of $40.8 million in 2009 compared to a net loss of $34.4 million in 2008 and a net loss of $13.8 million in 2007. Total assets declined 21.7% to $709.9 million at December 31, 2009, compared to $906.4 million at December 31, 2008, as the Company de-leveraged its balance sheet. At December 31, 2009, the positive financial impact of the gain recognized upon emergence from Bankruptcy and the implementation of the Plan allowed CIB Marine’s Tier 1 leverage ratio to improve to 12.08%. At December 31, 2009, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.31%.

RESULTS OF OPERATIONS

Operating Results

In 2009, CIB Marine reported net income available to common shareholders of $13.7 million, which included a $54.5 million extraordinary gain, net of amortization and reorganization costs, on the restructuring of its TruPS debt. Excluding this extraordinary net gain, CIB Marine would have reported a net loss of $40.8 million for 2009 compared to a net loss of $34.4 million in 2008 and a net loss of $13.8 million in 2007. Excluding the extraordinary net gain, loss from continuing operations would have increased in 2009 by $5.3 million to $41.5 million, compared to $36.2 million in 2008 and $15.2 million in 2007. Net income from discontinued operations decreased to $0.7 million compared to $1.8 million in 2008 and $1.4 million in 2007.

2009 Compared With 2008 Operating Results

Excluding the 2009 extraordinary net gain, the $5.3 million increase in net loss from continuing operations was primarily due to a $6.1 million reduction in net interest income, a $5.3 million increase in the provision for loan losses and a $2.9 million decrease in noninterest income reflecting the impact of the 2008 gain recognized on the sale of the deposits of CIB Marine’s Florida banking subsidiary, partially offset by a $8.9 million reduction in noninterest expense. The reduction in net interest income between the periods is primarily attributable to a reduction in interest-earning assets. The change in the provision for loan losses was driven by a $6.7 million increase in net charge-offs during 2009 compared to 2008. The $8.9 million decrease in noninterest expense reflected the impact in 2008 of $3.4 million in litigation expense, a $3.4 million reduction in compensation and employee benefit expense during 2009 due to fewer full-time employees, which was partially offset by added FDIC expense of $1.1 million.

2008 Compared With 2007 Operating Results

The 2008 increase in net loss from continuing operations over 2007 operating results was primarily due to a $15.7 million increase in the provision for loan losses and a $5.4 million increase in noninterest expense. These amounts were partially offset by a $1.3 million increase in noninterest income resulting primarily from the gain recognized on the sale of the deposits of the Florida banking subsidiary. The change in the provision for loan losses was driven by an increase in net charge-offs during 2008 as compared to 2007 and an increase in the provision for loan losses in the fixed-rate home equity pools and the construction and development loans. The $5.4 million increase in noninterest expense was the result of a $3.4 million settlement expense related to litigation and a $2.8 million increase in write down and losses on assets during 2008 compared to 2007. The increase in write down and losses on assets was mainly due to the charge-off of CIB Marine’s investment in four statutory trusts during the fourth quarter of 2008. Professional services increased $1.5 million primarily reflecting legal and accounting expense related to specific transactions, lawsuits and efforts related to the capital plan.

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

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans in 2009, 2008 or 2007. See Item 8, Note 21-Income Taxes in Part II of this Form 10-K for additional information.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities (1):
Taxable (2)	$234,621	$11,950	5.09%	$322,143	$16,158	5.02%	$302,541	$14,755	4.88%
Tax-exempt (3)	299	15	5.02	785	41	5.22	1,569	81	5.16
Total securities	234,920	11,965	5.09	322,928	16,199	5.02	304,110	14,836	4.88
Loans held for sale (2)	5,019	30	0.60	1,406	19	1.35	61	5	8.20
Loans (2)(4) (5):
Commercial	77,068	3,916	5.08	77,938	4,503	5.78	62,004	4,683	7.55
Commercial real estate (6)	335,283	16,517	4.93	402,029	25,307	6.29	408,064	30,558	7.49
Consumer	109,367	6,728	6.15	126,506	8,801	6.96	112,491	9,386	8.34
Total loans	521,718	27,161	5.21	606,473	38,611	6.37	582,559	44,627	7.66
Federal funds sold, reverse repo and interest-bearing due from banks	54,446	253	0.46	57,090	1,312	2.30	58,802	3,226	5.49
Total interest-earning assets	816,103	39,409	4.83	987,897	56,141	5.68	945,532	62,694	6.63

Noninterest-earning assets:
Cash and due from banks	9,750			15,918			17,415
Premises and equipment (5)	5,409			7,590			10,087
Allowance for loan losses (5)	(18,244)			(21,426)			(19,919)
Receivables from sale of stock	(13)			(68)			(127)
Accrued interest receivable and other assets (5)	9,587			14,759			20,485
Total noninterest- earning assets	6,489			16,773			27,941
Total assets	$822,592			$1,004,670			$973,473

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$32,010	$109	0.34%	$36,981	$266	0.72%	$36,132	$363	1.00%
Money market	113,909	1,404	1.23	143,149	3,276	2.29	170,966	7,018	4.10
Other savings deposits	8,465	18	0.21	12,112	99	0.82	15,224	151	0.99
Time deposits (6)	459,013	15,071	3.28	473,707	19,102	4.03	466,151	22,163	4.75
Total interest-bearing deposits(5)	613,397	16,602	2.71	665,949	22,743	3.42	688,473	29,695	4.31
Borrowings-short-term	19,892	123	0.62	108,054	2,097	1.94	39,328	1,698	4.32
Borrowings-long-term	22,307	917	4.11	17,738	774	4.36	2,542	118	4.64
Junior subordinated debentures	61,518	6,284	10.21	61,857	8,887	14.37	61,857	8,556	13.83
Total borrowed funds	103,717	7,324	7.06	187,649	11,758	6.27	103,727	10,372	10.00
Total interest-bearing liabilities	717,114	23,926	3.34	853,598	34,501	4.04	792,200	40,067	5.06

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits(5)	55,133			65,374			75,670
Accrued interest and other liabilities (5)	48,288			42,725			37,119
Total noninterest- bearing liabilities	103,421			108,099			112,789
Total liabilities	$820,535			$961,697			$904,989
Stockholders’ equity	2,057			42,973			68,484
Total liabilities and stockholders’ equity	$822,592			$1,004,670			$973,473
Net interest income and net interest spread (2)(7)		$15,483	1.49%		$21,640	1.64%		$22,627	1.57%
Net interest-earning assets	$98,989			$134,299			$153,332
Net interest margin (2)(8)			1.90%			2.19%			2.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.16			1.19

(1)	FHLBC and Federal Reserve Bank stock are included in average balance and yields.
(2)	Balance totals include respective nonaccrual assets.
(3)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2009, 2008 and 2007 no U.S. federal or state loss carryback potential remains. Accordingly, 2009, 2008 and 2007 are not presented on a tax-equivalent basis. If 2009, 2008 and 2007 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 1.95%, 2.20% and 2.43%, respectively.

(4)	Interest earned on loans includes amortized loan fees of $0.02 million, $0.4 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(5)	Includes fixed assets and deposits of branches held for sale or sold during 2008 and 2007.
(6)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(7)	Net interest rate spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(8)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $6.1 million from $21.6 million in 2008 to $15.5 million in 2009. The decrease in net interest income was primarily driven by an overall reduction in earning assets and rising non-performing assets. The volumes of earning assets declined $171.8 million while interest-bearing liabilities declined $136.5 million, and non-performing assets increased from $18.1 to $59.5 million from December 31, 2008 to December 31, 2009. In addition, for the year ended December 31, 2009 compared to 2008, the percentage of lower yielding federal funds sold and interest bearing bank deposits increased as a proportion of interest-earning asset.

Net interest income decreased $1.0 million, or 4.4%, from $22.6 million in 2007 to $21.6 million in 2008. The decrease was mainly attributable to a greater decline in interest income versus the decline in interest expense resulting primarily from declines during the first and fourth quarters 2008 in the federal funds rate, the Prime Rate and short-term U.S. Dollar London InterBank Offered Rates (“LIBOR”), which are used to reset interest rates on variable rate loans. This was partially offset by the net interest income derived from the increased volume of total interest-earning assets.

CIB Marine has various strategies to improve and maintain quality net interest income, including growing loans extended to local commercial banking relationships, ,reducing nonperforming assets, improving the composition of deposits, deposit product costs, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLBC advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy, adjusting its deposit interest rates, which often lag key banking indices when those indices change rapidly, and implementing strategies to reduce the level of interest accruals related to its Debentures (see discussion of CIB Marine’s capital plan outlined in the Liquidity and Capital sections in this Part II, Item 7 of this Form 10-K).

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (3)				Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (3)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(4,454)	$246	$(4,208)	(26.04)%	$975	$428	$1,403	9.51%
Securities-tax-exempt (1)	(24)	(2)	(26)	(63.41)	(41)	1	(40)	(49.38)
Total securities (2)	(4,478)	244	(4,234)	(26.14)	934	429	1,363	9.19
Loans held for sale	27	(16)	11	57.89	21	(7)	14	280.00
Commercial	(49)	(538)	(587)	(13.04)	1,056	(1,236)	(180)	(3.84)
Commercial real estate	(3,805)	(4,985)	(8,790)	(34.73)	(446)	(4,805)	(5,251)	(17.18)
Consumer	(1,118)	(955)	(2,073)	(23.55)	1,086	(1,671)	(585)	(6.23)
Total loans (including fees)	(4,972)	(6,478)	(11,450)	(29.65)	1,696	(7,712)	(6,016)	(13.48)
Reverse repurchase securities, federal funds sold and interest-bearing due from banks	(57)	(1,002)	(1,059)	(80.72)	(91)	(1,823)	(1,914)	(59.33)
Total interest income (1)	(9,480)	(7,252)	(16,732)	(29.80)	2,560	(9,113)	(6,553)	(10.45)
Interest Expense
Interest-bearing demand deposits	(32)	(125)	(157)	(59.02)	8	(105)	(97)	(26.72)
Money market	(574)	(1,298)	(1,872)	(57.14)	(1,006)	(2,736)	(3,742)	(53.32)
Other savings deposits	(24)	(57)	(81)	(81.82)	(27)	(25)	(52)	(34.44)
Time deposits	(576)	(3,455)	(4,031)	(21.10)	355	(3,416)	(3,061)	(13.81)
Total deposits	(1,206)	(4,935)	(6,141)	(27.00)	(670)	(6,282)	(6,952)	(23.41)
Borrowings-short-term	(1,076)	(898)	(1,974)	(94.13)	1,726	(1,327)	399	23.50
Borrowings-long-term	191	(48)	143	18.48	663	(7)	656	555.93
Junior subordinated debentures	(49)	(2,554)	(2,603)	(29.29)	—	331	331	3.87
Total borrowed funds	(934)	(3,500)	(4,434)	(37.71)	2,389	(1,003)	1,386	13.36
Total interest expense	(2,140)	(8,435)	(10,575)	(30.65)	1,719	(7,285)	(5,566)	(13.89)
Net interest income (1)	$(7,340)	$1,183	$(6,157)	(28.45)%	$841	$(1,828)	$(987)	(4.36)%

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2009, 2008 and 2007 no U.S. federal or state loss carryback potential remains. Accordingly, 2009, 2008 and 2007 are not presented on a tax-equivalent basis.

(2)	FHLBC and Federal Reserve Bank stock are included in average balance and yields.
(3)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Interest Income

Total interest income decreased $16.7 million, or 29.8%, from $56.1 million in 2008 to $39.4 million in 2009. The decline in interest-earning assets volume caused a $9.5 million decrease in interest income, with $5.0 million and $4.5 million decrease from a decline in loans and investment security volumes, respectively. In addition, $7.2 million of the decrease in interest income was attributable to lower average yields on loans, the result of a lower interest rate environment, an increase in non-accrual loans and due to an increase in the proportion of lower yielding federal funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Total interest income decreased $6.6 million, or 10.5%, from $62.7 million in 2007 to $56.1 million in 2008. The decrease was the result of a 95 basis point decrease in the average yields earned on interest-earning assets, partially offset by a $42.4 million increase in average balances on interest-earning assets. The largest decrease was in interest income on loans which decreased by $6.0 million, or 13.5%, from $44.6 million during 2007 to $38.6 million during 2008. In addition, interest income on federal funds sold decreased by $1.9 million due primarily to a decline in the average yields of federal funds sold. The decrease in interest income on loans and federal funds sold was partially offset by a $1.4 million increase in interest income on securities due to an $18.8 million increase in average balances outstanding in 2008 compared to 2007 and a 14 basis point increase in average yields on securities.

Interest Expense

Total interest expense decreased $10.6 million from $34.5 in 2008 to $23.9 million in 2009. A decline of $8.4 million in interest expense was attributable to the 70 basis point decrease in the average cost of interest-bearing liabilities resulting from a 70 basis point decline in the average cost of interest-bearing deposits reflecting the repricing of deposits in a lower rate environment. The remaining $2.1 million of the decline in interest expense was due to a decline in average interest-bearing liabilities. Interest expense on the Debentures declined $2.6 million from $8.9 in 2008 to $6.3 million in 2009 due to the restructuring and represented 26.3% and 25.8% of total interest expense during 2009 and 2008, respectively.

Total interest expense decreased $5.6 million, or 13.9%, from $40.1 million in 2007 to $34.5 million in 2008. The decrease was the result of a 102 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a $61.4 million increase in the average balances of these liabilities. Interest expense on deposits, the largest component of interest-bearing liabilities, decreased $7.0 million, or 23.4%, from $29.7 million in 2007 to $22.7 million in 2008, due to a 89 basis point decline in average deposit costs incurred during a falling rate environment and a $22.5 million decrease in average deposit balances. Additionally, interest expense from borrowings increased $1.4 million during 2008 compared to 2007 primarily due the increase in the average balances of short and long-term borrowings used to offset the decline in average deposits balances and the compounding effect of interest payment deferrals and higher yields on the Debentures. This compounding effect of deferring payments caused interest expense for the Debentures to increase each year and become an increasing percentage of total interest expense and total average interest-bearing liabilities. For 2008, the interest expense for the Debentures was $8.9 million, or 25.8% of total interest expense and 0.9% of total average earning assets; for 2007, the interest expense for the Debentures was $8.6 million, or 21.4% of total interest expense and 0.9% of total average earning assets.

Net Interest Margin/Net Interest Spread

CIB Marine’s net interest margin declined by 29 basis points during 2009 compared to 2008, and its net interest spread declined by 15 basis points during the same period. The average yield on earning assets declined by 85 basis points and the average cost of deposits declined by 70 basis points over the twelve months. The declines are largely attributable to (1) lower total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in total loan and total securities average volumes (2) the increase in non-performing loans, (3) the increase in average volumes of fed funds sold and interest-bearing bank deposits relative to interest-earning assets, and (4) the increase in the high cost Debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

CIB Marine’s net interest margin decreased by 20 basis points during 2008 compared to 2007 and its net interest spread increased by 7 basis points during the same period. The net interest margin decrease was primarily due to the increased reliance on interest bearing liabilities to fund the interest earning assets and the decline in the average yield on interest earning assets funded by non-interest bearing liabilities and capital.

Provision for Loan Losses

The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses and losses on unfunded commitments and standby letters of credit. The provision for loan losses increased $5.3 million from $22.1 million for the year ended December 31, 2008 to $27.4 million for the year ended December 31, 2009 and increased $15.7 million during 2008 from $6.4 million for the year ended December 31, 2007.

The provision for loan losses has been adversely affected by the economic environment and in particular for the following loan portfolio segments: home equity loan pools, construction and development loans, and commercial real estate loans. During 2009, real estate markets continued to show signs of stress and deterioration, contributing to increased charge-offs and provisions. In particular, provisions during 2009 of $10.8 million, $6.2 million and $7.2 million were made due to deterioration in the credit quality of the home equity loan pools, construction and development loans, and commercial real estate loans, respectively. The provisions made for the year 2008 in each of these loan portfolio segments was $11.3 million, $11.0 million and a reversal of $2.2 million, respectively; and provisions made for the year 2007 in each of these loan portfolio segments was $6.2 million, $2.2 million and a reversal of $1.4 million, respectively.

The $6.2 million provision allocated to the home equity pools in 2007 was primarily due to the purchase of the second pool of home equity loans in February 2007 and a sharp deterioration in credit quality beginning in the second quarter of 2007; while the $10.8 million and $11.3 million provision recorded in 2009 and 2008, respectively, related to deterioration in the credit quality of these pools and the decision by CIB Marine to change its policy to charge-off 100% of the outstanding principal balance of each loan in the pool when the loan is classified as 90 days past due on the servicer report received during the period. During 2009, $11.7 million of these loans were charged-off compared to $12.4 million and $2.0 million during 2008 and 2007, respectively. At December 31, 2009 and 2008, the remaining balance of these two purchased pools was $35.1 million and $52.2 million, respectively, with an allocated allowance of $3.9 million and $4.5 million, respectively.

Noninterest Income

Noninterest income decreased $2.9 million from $4.4 million for the year ended December 31, 2008 to $1.5 million for the year ended December 31, 2009. The decrease was primarily due to a $4.1 million gain CIB Marine recognized during 2008 primarily from the sale of all of the branches and substantially all of the loans and deposits of its Florida banking subsidiary with no comparable gain recognized in 2009. This was partially offset by a decrease of $1.4 million in OTTI from December 31, 2008 to December 31, 2009.

Noninterest income increased $1.3 million, or 43.1%, from $3.1 million for the year ended December 31, 2007 to $4.4 million for the year ended December 31, 2008. The increase was mainly due to gain on sale of branches, offset partially by OTTI of $1.8 million for the year ended December 31, 2008 compared to no OTTI in 2007. See Securities Available for Sale section in Item 7 of this Form 10-K for further information regarding such adjustments. CIB Marine recognized a $4.1 million gain primarily from the sale of all of the branches and substantially all of the loans and deposits of its Florida banking subsidiary in 2008. This compares to a $1.3 million gain recognized in 2007 primarily from the sale of two branches owned by Marine Bank.

Noninterest Expense

Total noninterest expense decreased $8.9 million, or 22.2%, from $39.9 million in 2008, to $31.0 million in 2009. The decrease was primarily the result of the following:

•
Compensation and employee benefits decreased $3.4 million, or 20.9%, during 2009 compared to 2008, primarily due to staff reductions due to the sale of CIB Marine’s Florida banking subsidiary during the third quarter of 2008 and a reduction in force in the first quarter of 2009. The total number of full-time equivalent employees decreased from 197 at December 31, 2008 to 165 at December 31, 2009.

•
Equipment and occupancy expense together decreased $1.0 million, or 22.3%, during 2009 compared to 2008 primarily due to the sale of CIB Marine’s Florida banking subsidiary during the third quarter of 2008.

•	A litigation reserve of $3.4 million was recorded and paid in 2008. There was no litigation reserve in 2009.
•
FDIC deposit insurance expense was $1.8 million for 2009 compared to $0.7 million for 2008. The increase of $1.1 million was the result of an effort by the FDIC to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the U.S. The FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, in May 2009, the FDIC issued a rule to impose a special one-time assessment against all financial institutions in the second quarter of 2009, payable in the third quarter of 2009. The special assessment for CIBM Bank was $0.4 million.

•
Write down of assets was $3.4 million for 2009 primarily as a result of a $0.6 million write down of two foreclosed properties during 2009, the write down of $1.8 million of loans held for sale, and a $0.3 million write down of fixed assets.

Total noninterest expense increased $5.4 million, or 15.6%, from $34.4 million in 2007 to $39.8 million in 2008. The increase was primarily the result of the following:

•
Professional services increased $1.5 million, or 44.2%, during 2008 compared to 2007, primarily due to increased legal fees related to loan collection and workout-related services, as well as services related to implementation of the capital plan.

•
Data processing increased $1.0 million during 2008 compared to 2007. During the fourth quarter of 2007, CIB Marine began outsourcing its data processing, which was previously performed in-house. The offset reduction for the increase in data processing was reflected in compensation and employee benefits due to a reduction in force.

•
Foreclosed property expense increased $0.3 million during 2008 compared to 2007 mainly due to two commercial properties that were foreclosed upon related to one borrowing relationship located in Illinois. The properties were acquired in the third quarter of 2007.

•	A $3.4 million settlement expense was recognized in 2008.
•	Write down and losses on assets increased $2.8 million, mainly due to the charge-off of CIB Marine’s investment in four statutory trusts during the fourth quarter of 2008.
•	FDIC and state assessment increased $0.4 million during 2008 compared to 2007 as a result of increased FDIC insurance premiums.
•
The increases in the noninterest expense items listed above were offset by decreases in compensation and employee benefits, equipment, occupancy and premises of approximately $3.5 million in 2008. The number of full-time equivalent employees declined to 197 at December 31, 2008 from 258 at December 31, 2007. These decreases were primarily due to management cost savings initiatives, branch sales and closures.

Income Taxes

The 2007 through 2009 financial statements recognize no tax benefit on the consolidated net operating losses for continuing operations due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. In 2009, $0.1 million of state tax expense was recognized in connection with the resolution of various state tax disputes. The continuing operations income tax benefits for 2008 and 2007 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In connection with the Company’s emergence from Chapter 11, the then available tax attributes, including federal and state carryforwards were reduced by the amount of the cancellation of indebtedness income realized. The remaining unutilized federal and state capital loss carryforwards expired at December 31, 2009. The realization of the remaining tax attributes, including net operating loss carryforwards is further limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually, with the applicable state taxing authorities generally following the federal rules. Together these factors reduced the federal carryforwards available to the Company at December 31, 2009 to approximately $44 million, while the available state carryforwards vary by jurisdiction. The net operating loss carryforwards will expire in varying amounts in 2029 and 2030.

On January 1, 2007, CIB Marine adopted the accounting pronouncement regarding accounting for tax uncertainties, which prescribed a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The accounting for uncertainties adjustment was related to CIB Marine’s investment in a Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. The cumulative effect of adopting the accounting for tax uncertainties was a $1.0 million increase in liabilities of company held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance.

In December 2008, CIB Marine reached a settlement agreement with the Illinois Department of Revenue (“ILDOR”) regarding its tax exposure related to the REIT. Under the agreement, ILDOR agreed to accept a $0.5 million payment from CIB Marine as settlement in full of any and all open issues, including without limitation, all issues pertaining to the formation and operation of the REIT, causing or contributing to any alleged deficiencies, including all applicable taxes, penalties and interest. As a result of this agreement, CIB Marine reversed in 2008 the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense.

In February 2010, the Wisconsin Department of Revenue (“WDOR”) agreed to accept a $0.2 million payment in full settlement of all open issues of its Wisconsin subsidiary bank, thereby settling the last known tax exposure as identified by CIB Marine.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal tax authorities for years before 2006, and state tax authorities for years before 2005, with the exception of the Wisconsin subsidiary bank whose issues dating back to 2000 were settled with the WDOR in February 2010.

FINANCIAL CONDITION

Overview

On October 29, 2009, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On December 30, 2009, CIB Marine emerged from Bankruptcy pursuant to the terms of the Confirmation Order. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest indebtedness comprising $61.9 million principal and $45.3 million of accrued interest, for shares of CIB Marine Preferred valued at $51 million. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in 2009 on the extinguishment of debt securities related to the exchange.

In August 2008, CIB Marine completed the sale of the branches, deposits and most of the loans of its Florida banking subsidiary at book value plus a deposit premium, for a combination of cash and common stock of the parent company of the purchaser. The common stock of the purchaser had a market value of $1.0 million on the date of purchase and $0.8 million at December 31, 2008. The sale included $86.7 million of deposits and $41.0 million of assets, including $38.6 million of loans, $2.1 million of net premises and equipment, $0.6 million of Federal Reserve Bank stock and $0.3 million of other liabilities.

Securities Available for Sale

CIB Marine seeks to manage its investment portfolio in a manner that promotes the achievement of its liquidity goals, optimizes after-tax net income, provides collateral to secure borrowings, assist CIB Marine in meeting various regulatory requirements, and is consistent with its market risk policies. CIB Marine manages the maturity structure of its investment portfolio to provide a stream of cash flows to complement liquidity risk management, market risk management and to promote long-term earnings.

The amortized cost, fair value adjustment and yield of CIB Marine’s securities are set forth in the following table.

	As of December 31, (1)
	2009		2008		2007
	Amount	Yield to Maturity	Amount	Yield to Maturity	Amount	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$18,588	4.70%	$44,835	4.62%	$63,104	4.78%
Obligations of states and political subdivisions	30,126	5.26	30,236	5.26	31,031	5.26
Trust preferred collateralized debt obligations	8,535	0.88	8,662	2.63	9,098	5.96
Other debt obligations	150	1.21	350	3.07	—	—
Corporate commercial paper	—	—	4,800	1.25	—	—
Mortgage-backed securities (agencies)	67,697	4.86	107,194	5.37	111,276	4.93
Mortgage-backed securities (non-agencies)	63,103	5.64	93,428	5.76	100,430	5.43
Total securities before market value adjustment	188,199	4.99%	289,505	5.22%	314,939	5.12%
Other equities	955	—	955	—	—	—
Available for sale fair value adjustment	(6,183)		(10,008)		1,382
Total securities available for sale	$182,971		$280,452		$316,321

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred. Accordingly, 2009, 2008 and 2007 are not presented on a tax-equivalent basis.

Total securities outstanding at December 31, 2009 were $183.0 million, a decrease of $97.5 million, or 34.8%, from $280.5 million at December 31, 2008. The decrease was primarily due to sales, prepayments, repayments and maturities from the existing portfolio, the proceeds of which were used predominantly to pay down FHLBC borrowings and time deposits.

At December 31, 2009, 10.7% of the securities portfolio consisted of U.S. government agency securities compared to 16.8% at December 31, 2008, and at December 31, 2009, 69.9% of the portfolio consisted of mortgage-backed securities compared to 69.1% at December 31, 2008. Obligations of states and political subdivisions represented 16.8% of the portfolio at December 31, 2009, compared to 10.8% at December 31, 2008. The ratio of total securities to total assets was 25.8% and 30.9% at December 31, 2009 and 2008, respectively.

Securities available for sale with a carrying value of $132.3 million and $222.3 million at December 31, 2009 and December 31, 2008, respectively, were pledged for current outstanding or contingently available deposits and borrowings with public entities, FHLBC advances, repurchase agreements, federal funds purchased, borrowings from the federal reserve discount window, and for other purposes as required.

For those securities with fair value less than cost at December 31, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two mortgage-backed securities (non-agency) (“Non-agency MBS”) with $0.3 million credit-related OTTI during 2009 and (2) two structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt included in other notes and bonds collateralized debt obligations with $0.07 million credit-related OTTI during 2009.

For more information regarding securities and OTTI see Item 8, Note 4-Securities Available for Sale in Part II of this Form 10-K.

The following table presents the maturities and weighted average yields of securities as of December 31, 2009.

	December 31, 2009 (1)
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$6,062	4.65%	$12,526	4.72%	$—	—%	$—	—%	$18,588	4.70%
Obligations of states and political subdivisions	76	4.91	5,854	4.98	12,932	5.15	11,264	5.55	30,126	5.26
Trust preferred collateralized debt obligations	—	—	—	—	—	—	8,535	0.88	8,535	0.88
Other debt obligations	—	—	150	1.21	—	—	—	—	150	1.21
Residential mortgage-backed securities (agencies)	—	—	1,285	4.25	18,363	4.68	48,049	4.95	67,697	4.86
Residential mortgage-backed securities (non-agencies)	—	—	—	—	9,096	4.91	54,007	5.02	63,103	5.64
Total securities before market value adjustment	$6,138	4.65%	$19,815	4.74%	$40,391	4.88%	$121,855	5.08%	$188,199	4.99%
Other Equities									955
Available for sale unrealized loss									(6,183)
Total securities									$182,971

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred. Accordingly, 2009, 2008 and 2007 are not presented on a tax-equivalent basis.

Loans Held for Sale

Loans held for sale were $13.5 million at December 31, 2009 compared to $4.8 million at December 31, 2008. Following the sale of CIB Marine’s Florida banking subsidiary in 2008, the unsold loans remained part of the portfolio of CIB Marine. During the fourth quarter of 2009, CIB Marine management transferred $10.1 million of these loans to loans held for sale and accordingly charged-off $3.9 million to the allowance for loan loss to reflect their estimated fair value as a loan held for sale. CIB Marine is using a variety of methods to sell these loans in an effort to increase its cash balances. At December 31, 2009, four loans held for sale totaling $7.1 million were non-performing on nonaccrual status and eight loans held for sale totaling $6.4 million were performing on accrual status.

Loans

General

CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, commercial and residential real estate construction loans, residential real estate loans, and various types of consumer loans. CIB Marine’s underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows and the secondary source should be the liquidation and disposition of collateral. Under the current policies of CIB Marine, exceptions to this policy are permitted with the approval of the Executive Loan Committee, the Chief Credit Officer or certain credit administration officers to the level of credit authority. Exceptions to the policy have, in the past, been approved by the loan committee of CIBM Bank.

Loans, net of the allowance for loan losses, were $454.4 million at December 31, 2009, a decrease of $81.6 million, or 15.2%, from $536.0 million at December 31, 2008, and represented 64.0% and 59.1% of CIB Marine’s total assets at December 31, 2009 and 2008, respectively. The decrease in loans from December 31, 2008 to December 31, 2009 was primarily due to a decrease in construction and development and home equity loans predominantly reflecting repayments, collections and the impact of charge-offs.

CIB Marine has no agreements to acquire any loan pools or portfolios, home equity or other, from other parties at this time. As a community bank in the markets it serves, CIB Marine may buy or participate in (or sell in whole or part) individual loans from (or to) other lenders, buy only on a loan-by-loan basis where CIB Marine determines compliance with CIB Marine’s loan and acquisition policies prior to acquiring such loans.

The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	December 31,
	2009		2008		2007		2006		2005
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$71,921	15.3%	$75,289	13.6%	$63,046	10.6%	$49,777	9.5%	$69,048	13.4%
Commercial real estate	243,811	51.9	258,881	46.8	258,265	43.5	282,233	54.0	323,384	62.6
Commercial real estate construction	49,795	10.7	86,909	15.7	139,663	23.5	111,040	21.3	89,313	17.3
Residential real estate	19,322	4.1	26,110	4.7	20,938	3.5	19,125	3.7	19,925	3.9
Home equity loans (1)	81,832	17.4	103,253	18.7	108,486	18.3	57,990	11.1	12,603	2.4
Consumer loans	2,701	0.6	2,990	0.5	3,241	0.6	2,363	0.4	2,179	0.4
Receivables from sale of stock	—	—	(51)	(0.0)	(121)	(0.0)	(151)	(0.0)	(202)	(0.0)
Gross loans	469,382	100.0%	553,381	100.0%	593,518	100.0%	522,377	100.0%	516,250	100.0%
Deferred loan fees	1,286		1,826		1,741		247		(706)
Total loans	470,668		555,207		595,259		522,624		515,544
Allowance for loan losses	(16,240)		(19,242)		(20,706)		(20,906)		(24,882)
Net loans	$454,428		$535,965		$574,553		$501,718		$490,662

(1)
Includes purchased fixed rate home equity pools. At December 31, 2009, 2008, 2007 and 2006 the total outstanding balance of these purchased pools was $35.1 million, $52.2 million, $73.0 million and $42.2 million, respectively and the loss reserves allocated to these two pools totaled $3.9 million, $4.5 million, $5.3 million and $1.1 million, respectively. At December 31, 2009, 2008 and 2007 the amount of loans past due 30 to 89 days and still accruing interest was $1.2 million, $2.0 million and $1.5 million, respectively.

Commercial Loans

At December 31, 2009 commercial loans totaled $71.9 million and represented 15.3% of gross loans, a decrease of $3.4 million, or 4.5%, from the prior year-end. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.

Commercial Real Estate Loans

At December 31, 2009, commercial real estate loans totaled $243.8 million and represented 51.9% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

Commercial Real Estate Construction Loans

At December 31, 2009, commercial real estate construction loans totaled $49.8 million, a decrease of $37.1 million, or 42.7%, from the prior year end and represented 10.7% of gross loans. Commercial real estate construction loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing, CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party, or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the project’s appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Real estate construction loans are made at both fixed and variable interest rates.

Residential Real Estate Loans

At December 31, 2009, residential mortgage loans, not held for sale totaled $19.3 million and represented 4.1% of gross loans, compared to $26.1 million and 4.7%, respectively, at December 31, 2008. Residential real estate loans include first lien mortgage loans for the purchase and refinance of one-to-four family residential properties used as primary or secondary residences or as rental properties. Loans are made at both fixed rate and adjustable rates. CIB Marine’s underwriting standards generally require the loan-to-value to be 80% or less, borrower debt-to-income ratio to be 40% or less without certain compensating factors, borrower’s proof of income and employment to be provided and verified, borrower’s credit record is free of derogatory credit experience in the past twelve months and their FICO score is 650 or higher. Terms to lend are generally less favorable the weaker the borrower’s credit standing. Long-term fixed rate residential real estate loans with a term of twenty or more years are sold to a correspondent mortgage lender.

Home Equity and Consumer Loans

CIB Marine also offers a variety of other types of consumer loans, including installment, home equity and credit card loans. These consumer loans totaled $84.5 million at December 31, 2009 and represented 18.0% of gross loans, compared to $106.2 million and 19.2%, respectively, at December 31, 2008. During the first quarter of 2007, CIB Marine purchased a $48.2 million closed-end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratio of 40%, and FICO score of 709. During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. At December 31, 2009 and 2008, the remaining balance of these two purchased pools was $35.1 million and $52.2 million, respectively, with an allocated allowance of $3.9 million and $4.5 million, respectively.

Receivables from Sale of Stock

CIBM Bank had made loans to borrowers to purchase CIB Marine stock in private placement offerings from CIB Marine, or from other shareholders. Loans originated by CIBM Bank to purchase CIB Marine stock that are not sufficiently collateralized by assets other than CIB Marine stock are accounted for as a reduction of stockholders’ equity unless the loan has been repaid prior to the issuance of the financial statements. Such loans are recorded as receivables from sale of stock (a contra-equity account) and totaled $0.05 million at December 31, 2008. There were no such loans at December 31, 2009.

Loan Maturities

The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories as of December 31, 2009. Maturities are based upon contractual terms of the underlying loans and amounts exclude assets of companies held for sale.

	December 31, 2009
	1 year and less	1 to 5 Years	Over 5 years	Total
	(Dollars in thousands)
Commercial	$41,673	$27,054	$3,194	$71,921
Commercial real estate	39,355	185,987	18,469	243,811
Commercial real estate construction	43,784	5,706	305	49,795
Residential real estate	7,116	2,910	9,296	19,322
Home equity loans	4,238	15,052	62,542	81,832
Consumer loans	1,701	977	23	2,701
Total gross loans	$137,867	$237,686	$93,829	$469,382
Sensitivity to changes in interest rates
Fixed rates	45,004	179,691	66,920	291,615
Variable rates	92,863	57,995	26,909	177,767
Total gross loans	$137,867	$237,686	$93,829	$469,382

Credit Concentrations

At December 31, 2009 CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity compared to fifteen such loans at December 31, 2008. The decrease in the number of concentrations is largely due to the increase in stockholders’ equity, which resulted in a higher threshold for determining credit concentrations. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At December 31, 2009, CIB Marine had credit relationships within four industry groups with loans outstanding exceeding 25% of stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Real Estate, Rental & Leasing	$181.3	39%	214%
Construction	63.9	14	75
Health Care & Social Assistance	41.1	9	47
Accommodation & Food Services	22.9	5	26

Credit Procedures and Review

In order to manage credit risk and the growth of its loan portfolio, CIB Marine developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and established a signature approval and committee structure. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, and credit collection procedures. The loan underwriting, approval and review processes are designed to protect asset quality by assuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine and CIBM Bank.

Loan Underwriting The underwriting standards contained within CIB Marine’s loan policy address various aspects of the lending function, including an analysis of a borrower’s ability to repay, collateral requirements, loan-to-value ratios, appraisals and personal guarantees. CIB Marine’s underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower and the secondary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management’s assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. CIB Marine may also require personal and corporate guarantees when deemed necessary. Collateral values are monitored on a regular basis to ensure that they are maintained at an adequate level. CIB Marine obtains and updates appraisals on collateral when management believes they are necessary and as required by applicable laws or regulations.

Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower or related group of borrowers, $2.5 million or greater. Since 2004 the Board has affirmed its commitment to limiting the amounts lent in individual credit relationships. In 2008, CIB Marine further determined to target a lower exposure of $5.0 million per relationship except under certain circumstances. In 2008, CIB Marine’s President and Chief Executive Officer and the Chief Credit Officer of CIB Marine continued to hold veto authority over any loan. CIB Marine believes that these procedures have strengthened its underwriting process and provide additional controls to monitor and evaluate credit concentrations.

Loan Review. CIB Marine’s loan review function is responsible for assessing the credit quality of the loan portfolio, establishing and monitoring adherence to underwriting standards and promptly identifying loans with potential credit exposure. Loan reviews are conducted on a regular basis at least annually or more frequently if warranted and include a comprehensive assessment of collateral and debt service ability. These analyses also include an evaluation of geographic, industry and other credit risks. In general loans greater than $0.5 million, nonperforming or potential problem loans and samples of new loans and loans that are part of an industry concentrations are reviewed on an annual basis or more frequently when management believes additional reviews are necessary. CIB Marine has engaged outside vendors to perform the loan reviews.

Loans with identified weaknesses are monitored on an on-going basis by management and the applicable subsidiary’s Board of Directors. CIB Marine has in place a loan grade certification program requiring a periodic assessment and certification by individual lenders of portfolio risk ratings.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At December 31, 2009, the allowance for loan losses decreased to $16.2 million or 3.5% of total loans compared to $19.2 million, or 3.5% of total loans at December 31, 2008. The decrease was related to a smaller loan portfolio including the purchased home equity pools and construction and development loans and charging-off the impairment amounts on a portion of the impaired loans. Net charge-offs during 2009 for loans listed as impaired at December 31, 2009 approximated $9.8 million and $4.2 million for years prior to 2009. Current carrying value of impaired loans approximate 79% of contractual principal. Total charge-offs for 2009 were $30.9 million, while recoveries were $0.5 million, compared to $25.6 million and $1.9 million, respectively, for 2008. Net charge-offs from the purchased home equity loan pools were $11.5 million for the year ended December 31, 2009. The home equity pools remaining at December 31, 2009 totaled $35.1 million compared to $52.2 million at December 31, 2008. The allowance for loan losses for the home equity loan pools was $3.9 million or 11.0% of remaining balance at December 31, 2009 and $4.5 million or 8.7% of remaining balance at December 31, 2008. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible given the conditions of the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations. See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters in Part II of this Form 10-K.

The increase in charge-offs during 2009 compared to 2008 was predominantly in commercial real estate, commercial real estate construction and home equity loans. The increases in charge-offs of commercial real estate and commercial real estate construction loans were largely related to six credits, including three that were subsequently transferred to held for sale. The purchased home equity pools accounted for $11.5 million of the $27.4 million total net charge-offs during 2009. Due to the sustained decline in housing markets and adverse conditions for housing finance, CIB Marine changed its policy in the second quarter of 2008 to charge-off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs of the non-performing loans in the pools.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$19,242	$20,706	$20,906	$24,882	$29,551
Loans charged-off:
Commercial	(422)	(1,359)	(939)	(64)	(1,380)
Commercial real estate:
Commercial real estate	(5,236)	(994)	(4,985)	(471)	(1,945)
Commercial real estate construction	(11,291)	(9,722)	(27)	—	(524)
Consumer:
Residential real estate	(540)	(807)	(198)	(78)	(49)
Home equity	(13,350)	(12,609)	(2,015)	—	—
Consumer	(22)	(67)	(28)	(9)	(13)
Total charged-off	(30,861)	(25,558)	(8,192)	(622)	(3,911)
Recoveries of loans charged-off:
Commercial	237	425	663	664	6,017
Commercial real estate:
Commercial real estate	2	992	307	352	1,769
Commercial real estate construction	—	46	531	—	89
Consumer:
Residential real estate	1	87	7	—	23
Home equity	244	327	62	—	—
Consumer	2	11	9	14	13
Total recoveries	486	1,888	1,579	1,030	7,911
Net loans recovered (charged-off)	(30,375)	(23,670)	(6,613)	408	4,000
Provision for (reversal of) loan losses (1)	27,373	22,277	6,413	(4,384)	(8,669)
Allowance for loan loss sold	—	(581)	—	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	510	—	—	—
Balance at end of year	$16,240	$19,242	$20,706	$20,906	$24,882
Ratios
Allowance for loan losses to total loans	3.45%	3.47%	3.48%	4.00%	4.83%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (2)	31.45	119.43	109.37	94.37	59.06
Net charge-offs (recoveries) to average loans:
Commercial	0.24	1.20	0.45	(1.19)	(4.06)
Commercial real estate and commercial real estate construction	4.93	2.41	1.02	0.03	0.13
Residential real estate, home equity and consumer	12.49	10.32	1.92	0.13	0.11
Total loans	5.82	3.90	1.14	(0.08)	(0.67)
Ratio of recoveries to loans charged-off	1.57	7.39	19.27	165.59	202.28
Total loans	$470,668	$555,207	$595,259	$522,624	$515,544
Average total loans	521,718	606,473	582,559	525,158	594,714

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008.

(2)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan as of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$2,771	15.3%	$2,045	13.6%	$2,233	10.6%	$3,024	9.5%	$4,165	13.4%
Commercial real estate	6,579	51.9	4,585	46.8	6,769	43.5	12,859	54.0	17,721	62.6
Commercial real estate construction	1,453	10.7	6,506	15.7	5,134	23.5	2,383	21.3	2,193	17.3
Residential real estate	454	4.1	593	4.7	635	3.5	625	3.7	433	3.9
Home equity loans	4,920	17.4	5,448	18.7	5,862	18.3	1,928	11.1	292	2.4
Consumer loans	63	0.6	65	0.5	73	0.6	87	0.4	78	0.4
Total allowance	$16,240	100.0%	$19,242	100.0%	$20,706	100.0%	$20,906	100.0%	$24,882	100.0%

In determining the adequacy of the allowance for loan losses, management considers a number of factors to assess the risk and determine the amount of loan loss in the portfolio at the measurement date. The tables below presents certain statistics that are indicators of credit risk by loan segment and provides some supplemental information that, together with the previous discussion, is intended to assist in obtaining some understanding of the current credit risks that are in each loan portfolio segment.

Commercial	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$71,921	100.0%
Nonperforming loans	2,642	3.7
Nonaccrual	2,642	3.7
Renegotiated, accrual	—	—
30 or more days past due, accrual	633	0.9
Allowance for loan losses	2,771	3.9
Loans assessed in groups of loans for allowance for loan losses	69,304	96.4
Allowance for loan losses for groups of loans	1,513	2.2	(1)
Loans assessed individually for allowance for loan losses	2,617	3.6
Allowance for loan losses for individually impaired loans	1,258	48.1	(1)
Net charge-offs year-to date	186
Provisions to allowance for loan losses year-to-date	912

Allowance for loan losses/nonperforming loans		105%
Allowance for loan losses/nonperforming loans less charged down impaired loans		111	(2)

Commercial loans are largely distributed to customers located in Wisconsin (43%), Illinois (30%), Indiana (20%) and Arizona (7%). Non-performing commercial loans are largely distributed to customers located in Illinois (88%) and Wisconsin (10%).

Commercial Real Estate	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$243,811	100.0%
Nonperforming loans	19,649	8.1
Nonaccrual	19,649	8.1
Renegotiated, accrual	—	—
30 or more days past due, accrual	955	0.4
Allowance for loan losses	6,579	2.7
Loans assessed in groups of loans for allowance for loan losses	224,216	92.0
Allowance for loan losses for groups of loans	4,417	2.0	(1)
Loans assessed individually for allowance for loan losses	19,595	8.0
Allowance for loan losses for individually impaired loans	2,162	11.0	(1)
Net charge-offs year-to date	5,234
Provisions to allowance for loan losses year-to-date	7,228

Allowance for loan losses/nonperforming loans		33%
Allowance for loan losses/nonperforming loans less charged down impaired loans		64	(2)

Commercial real estate loans are largely distributed to customers with properties located in Illinois (48%), Wisconsin (20%), Arizona (17%) and Indiana (7%). Non-performing commercial real estate loans are largely distributed to customers located in Arizona (61%), Wisconsin (32%), Indiana (5%) and Illinois (1%).

Commercial real estate loans comprise owner occupied real estate properties ($71.0 million) and non-owner real estate properties ($172.8 million); with non-owner occupied property loan types concentrated in office space ($48.2 million), retail space ($23.6 million), multifamily residential ($23.3 million), hospitals and clinics ($20.4 million), and hospitality ($15.7 million).

Construction and Development Loans	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$49,795	100.0%
Nonperforming loans	24,678	49.6
Nonaccrual	24,678	49.6
Renegotiated, accrual	—	—
30 or more days past due, accrual	372	0.7
Allowance for loan losses	1,454	2.9
Loans assessed in groups of loans for allowance for loan losses	25,155	50.5
Allowance for loan losses for groups of loans	1,428	5.7	(1)
Loans assessed individually for allowance for loan losses	24,640	49.5
Allowance for loan losses for individually impaired loans	25	0.1	(1)
Net charge-offs year-to date	11,291
Provisions to allowance for loan losses year-to-date	6,239

Allowance for loan losses/nonperforming loans		6%
Allowance for loan losses/nonperforming loans less charged down impaired loans		677	(2)

Construction and development loans are largely distributed to customers with properties located in Illinois (39%), Wisconsin (21%), Arizona (14%), Nevada (12%) and Indiana (11%). Non-performing construction and development loans are largely distributed to customers located in Illinois (44%), Nevada (24%), Arizona (14%), Wisconsin (9%) and Indiana (7%).

Construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($28.5 million or 57%) and non-owner occupied construction loans ($20.2 million or 41%) with the majority of the latter concentrated in condominium and townhome property types ($16.5 million).

Residential (1-4 Family First Lien)	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$19,322	100.0%
Nonperforming loans	3,083	16.0
Nonaccrual	3,083	16.0
Renegotiated, accrual	—	—
30 or more days past due, accrual	72	0.4
Allowance for loan losses	454	2.4
Loans assessed in groups of loans for allowance for loan losses	16,318	84.5
Allowance for loan losses for groups of loans	268	1.6	(1)
Loans assessed individually for allowance for loan losses	3,005	15.6
Allowance for loan losses for individually impaired loans	186	6.2	(1)
Net charge-offs year-to date	58
Provisions to allowance for loan losses year-to-date	(81)

Allowance for loan losses/nonperforming loans		15%
Allowance for loan losses/nonperforming loans less charged down impaired loans		55	(2)

1-4 family residential loans are largely distributed to customers with properties located in Illinois (38%), Wisconsin (29%), Indiana (23%) and Arizona (9%).

Home Equity Loans (Line and Term Loans)	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$81,832	100.0%
Nonperforming loans	1,591	1.9
Nonaccrual	760	0.9
Renegotiated, accrual	831	1.0
30 or more days past due, accrual	1,917	2.3
Allowance for loan losses	4,920	6.0
Loans assessed in groups of loans for allowance for loan losses	80,315	98.1
Allowance for loan losses for groups of loans	4,766	5.9	(1)
Loans assessed individually for allowance for loan losses	1,517	1.9
Allowance for loan losses for individually impaired loans	154	10.2	(1)
Net charge-offs year-to date	13,586
Provisions to allowance for loan losses year-to-date	13,058

Allowance for loan losses/nonperforming loans		309%
Allowance for loan losses/nonperforming loans less charged down impaired loans		309	(2)

Home equity loans include two purchased home equity pools totaling $35.1 million or 43% of the loan segment balances at year-end 2009. Remaining loans in the pools are distributed across the United States, with the largest concentrations in Texas (14%), California (10%), Virginia (6%) and Georgia (5%). The remainder of the home equity loans not part of the purchased home equity pools were largely distributed to customers with properties located in Illinois (16%), Wisconsin (17%), Indiana (7%) and Arizona (6%).

Consumer Loans	December 31, 2009
	(dollars in thousands)
	Balances	% of Balances
Loans	$2,701	100.0%
Nonperforming loans	—	—
Nonaccrual	—	—
Renegotiated, accrual	—	—
30 or more days past due, accrual	8	0.3
Allowance for loan losses	63	2.3
Loans assessed in groups of loans for allowance for loan losses	2,701	100.0
Allowance for loan losses for groups of loans	63	2.3	(1)
Loans assessed individually for allowance for loan losses	—	—
Allowance for loan losses for individually impaired loans	—	—	(1)
Net charge-offs year-to date	20
Provisions to allowance for loan losses year-to-date	19

Allowance for loan losses/nonperforming loans		NA	%
Allowance for loan losses/nonperforming loans less charged down impaired loans		NA	(2)

Consumer loans were largely distributed to customers located in Wisconsin (51%), Illinois (23%), Indiana (18%) and Arizona (8%).

(1)	% of respective ALLL assessment group.
(2)	Non-performing loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as troubled debt restructured (“TDR”) when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of December 31, 2009, there were $14.3 million TDR loans of which $13.5 million were classified as nonaccrual and $0.8 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	December 31, (1)
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$3,615	$1,792	$1,855	$3,881	$6,426
Commercial real estate	18,676	890	2,814	16,110	21,148
Commercial real estate construction	24,678	11,413	11,378	142	1,149
Residential real estate	3,083	969	393	536	379
Home equity loans	760	—	2,416	—	—
Consumer loans	—	8	10	—	3
	50,812	15,072	18,866	20,669	29,105
Loans held for sale	7,056	2,025	—	—	—
Total nonaccrual loans	57,868	17,097	18,866	20,669	29,105
Foreclosed property	830	980	1,344	102	2,931
Restructured loans	831	—	—	—	1,486
Total nonperforming assets	$59,529	$18,077	$20,210	$20,771	$33,522
Loans 90 days or more past due and still accruing
Commercial	$—	$—	$—	$100	$589
Commercial real estate	—	1,040	19	1,385	2,962
Commercial real estate construction	—	—	—	—	7,991
Residential real estate	—	—	—	—	—
Home equity loans	—	—	47	—	—
Consumer loans	—	—	—	—	—
	—	1,040	66	1,485	11,542
Loans held for sale	—	1,680	—	—	—
Total loans 90 days or more past due and still accruing	$—	$2,720	$66	$1,485	$11,542

Allowance for loan losses	$16,240	$19,242	$20,706	$20,906	$24,882
Loans at end of period	$470,668	$555,207	$595,259	$522,624	$515,544
Ratios
Nonaccrual loans to total loans (2)	10.80%	2.71%	3.17%	3.95%	5.65%
Foreclosed properties to total assets	0.12	0.11	0.13	0.01	0.26
Nonperforming assets to total assets (2)	7.40	1.77	2.01	2.09	2.96
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (2)	10.97	2.90	3.18	4.24	8.17
Nonperforming assets and 90 days or more past due and still accruing loans to total assets (2)	7.40	1.89	2.02	2.24	3.98

(1)	For comparative purposes, all periods presented exclude the assets of companies held for disposal and companies that were sold during the period.
(2)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

Excluding loans held for sale, nonaccrual loans increased $35.7 million from $15.1 million at December 31, 2008 to $50.8 million at December 31, 2009. The ratio of nonaccrual loans to total loans was 10.8% at December 31, 2009, compared to 2.71% at December 31, 2008. The increase reflects the adverse impact of the current commercial and residential real estate environment including slower sales, higher vacancy rates and reduced prices. Foregone interest on nonaccrual loans reduced interest income by $1.3 million in 2009, $1.0 million in 2008 and $1.5 million in 2007.

The ratio of the allowance for loan losses to nonperforming loans excluding those held for sale was 31% at December 31, 2009. This ratio was 105% when nonperforming loans excludes those that are impaired and have been fully charged down to their estimated impairment value and have no additional loan loss reserves allocated at this time.

At December 31, 2009, CIB Marine had twelve borrowing relationships (loans to one borrower or a group of borrowers) each with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These twelve relationships accounted for $40.4 million, or 79.5%, of nonaccrual loans excluding those held for sale. At the prior year’s end, CIB Marine had four relationships with non-accrual balances in excess of $1.0 million and they accounted for $11.1 million in balances, or 73.5% of nonaccrual loans at that date. As of December 31, 2009, all but one of the nonaccrual credit relationships were commercial real estate and these relationships were geographically distributed as follows:

•	$16.5 million in Arizona and Nevada consisting of five relationships
•	$13.1 million in Illinois consisting of three relationships

•	$9.1 million in Wisconsin consisting of three relationships
•	$1.7 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

During 2008, CIB Marine began charging off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. As a result of this policy change, none of the loans in the home equity pools were classified as nonaccrual at December 31, 2009.

On December 31, 2007, $2.4 million, or 3.3% of the combined outstanding balance of the home equity pools purchased in June 2006 and February 2007 were classified as nonaccrual. Beginning in the third quarter of 2007, the quality of the two loan pool purchases deteriorated in part due to the deterioration in the housing markets and the sudden and significant tightening of credit standards and reduction in credit availability in the mortgage finance markets. At December 31, 2009 and 2008 the balance of the two pools was $35.1 million and $52.2 million, respectively, and loss reserves allocated to these two pools totaled $3.9 million and $4.5 million, respectively.

Foreclosed properties were $0.8 million and consisted of four properties at December 31, 2009 compared to $1.0 million and six properties at December 31, 2008. During 2009 CIB Marine acquired through foreclosure two properties and sold four properties for a combined net loss of $0.2 million. One property accounted for $0.6 million or 74.0% or the total foreclosed property balance at December 31, 2009. This property was acquired in 2009 and is located in Florida.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but which management believes all contractual principal and interest amounts due will be collected. At December 31, 2009, CIB Marine had no loans that were 90 days or more past due and still accruing compared to $1.0 million at December 31, 2008.

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the level of the allowance for loan loss. Potential Problem Loans are those rated as substandard by management but that are not in a nonperforming status, and where the circumstances of the borrower presents enough doubt as to the ability of the borrower to comply with the contractual repayment terms of the loans. The Potential Problem Loans cover a diverse range of businesses and real estate property types. At December 31, 2009, Potential Problem Loans totaled $12.0 million compared to $17.7 million at December 31, 2008. The composition at December 31, 2009 was $0.1 million, $2.3 million and $8.6 million in commercial, commercial real estate and construction and development loans, respectively, compared to $0.3 million, $5.1 million and $12.3 million at December 31, 2008. The continued elevated level of Potential Problem Loans highlights management’s heightened level of uncertainty of the pace, magnitude and duration at which a commercial credit and any related collateral may deteriorate.

Regulatory Matters

In May 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank. The Written Agreement imposed certain restrictions and reporting requirements on CIB Marine and required various actions to be taken. Those actions included, among others:

•	Maintenance of minimum capital levels;
•	Restrictions on dividend payments and redemption of shares of CIB Marine without regulatory approval;
•	Adoption of a comprehensive plan to improve earnings;
•	Development of a plan to correct and prevent violations of banking laws and regulations related to affiliate transactions;
•	Restrictions on distribution of interest or dividends on its TruPS without regulatory approval;

•	Restrictions on borrowings and debt, including debt to stockholders, without regulatory approval.

The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank.

Marine Bank stipulated to a C&D with the FDIC and the WDFI effective April 2009. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D required Marine Bank to, among other things, reduce its exposure to non-performing loans and to charge-off all loans classified as loss. It also imposed restrictions on Marine Bank’s lending to customers with existing non-performing loans and accruing interest on certain delinquent loans, as well as to charge-off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retain qualified management, revise lending policies and procedures focused on documentation, maintain an appropriate loan review and grading system, and adopt a comprehensive budget. At December 31, 2009, CIBM Bank’s Tier 1 leverage ratio was 10.31% which is in compliance with the C&D order. CIB Marine expects that CIBM Bank will enter into an agreement with the FDIC and IDFPR in the second quarter of 2010 that will be similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and may include the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan for reducing and managing credit concentration. CIB Marine and CIBM Bank remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

Company Held For Disposal

At December 31, 2009 and 2008, assets and liabilities of company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2010.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. At both December 31, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Federal Home Loan Bank Stock

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

In October 2007, the FHLBC entered into a consensual cease and desist order (the “FHLBC C&D”) with its regulator, the FHFA. Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the OS Director. In July of 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the FHLBC C&D. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment. FHLBC stock is not publicly traded and is restricted in that it can only be sold back at par to the FHLBC or another member institution, with the FHLBC and FHFA’s approval. At both December 31, 2009 and December 31, 2008, CIB Marine had $11.6 million in FHLBC stock, of which $0.9 million and $3.4 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLBC. Impairment in FHLBC stock is recognized if the Company concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC no impairment has been recorded on the FHLBC stock during 2009, 2008 or 2007.

Other Assets

The following table summarizes the composition of CIB Marine’s other assets:

	December 31,
	2009	2008
	(Dollars in thousands)
Prepaid expenses	$628	$950
Accounts receivable	80	124
Trust preferred securities underwriting fee, net of amortization (1)	—	1,225
Other investments	1,027	1,167
Income tax receivable (2)	80	890
Other	7	9
	$1,822	$4,365

(1)	Asset was written off at confirmation of the Plan.
(2)	December 31, 2008 includes $0.7 million tax receivable from company held for disposal per tax sharing agreement. This tax receivable was written off in the third quarter of 2009.

The major components of other investments is investments in limited partnership interests in various affordable housing partnerships, which had a carrying value of $0.9 million and $1.1 million at December 31, 2009 and December 31, 2008, respectively. In addition CIB Marine holds an interest in a small business investment company with a carrying value of $0.1 million at both December 31, 2009 and December 31, 2008.

Deposits

Average total deposits decreased $62.8 million, or 8.6%, from $731.3 million in 2008 to $668.5 million in 2009. The ratio of total average deposits to average earning assets was 81.9% in 2009, 74.0% in 2008 and 80.8% in 2007.

The following tables set forth the average amount of, and average rate paid on, deposit categories for the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$32,010	4.79%	0.34%	$36,981	5.06%	0.72%	$36,132	4.73%	1.00%
Money market	113,909	17.04	1.23	143,149	19.57	2.29	170,966	22.37	4.10
Other savings	8,465	1.26	0.21	12,112	1.66	0.82	15,224	1.99	0.99
Time deposits	459,013	68.66	3.28	473,707	64.77	4.03	466,151	61.01	4.75
Total interest-bearing deposits	613,397	91.75	2.71	665,949	91.06	3.42	688,473	90.10	4.31
Noninterest-bearing	55,133	8.25	—	65,374	8.94	—	75,670	9.90	—
Total deposits	$668,530	100.00%	2.48%	$731,323	100.00%	3.11%	$764,143	100.00%	3.89%
Average interest-bearing deposits as a percentage of average total deposits were 91.8% in 2009, 91.1% in 2008 and 90.1% in 2007. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 74.8% in 2009, 71.1% in 2008, and 67.7% in 2007. These percentages reflect CIB Marine’s significant reliance on time deposits as a source of funding. Average money market accounts decreased $29.2 million or 20.4%, average time deposits decreased $14.7 million, or 3.1%, average noninterest-bearing demand deposits decreased $10.2 million, or 15.7%, average interest-bearing demand deposits decreased $5.0 million or 13.4% and other savings accounts decreased $3.6 million or 30.1% in 2009 compared to 2008.

The aggregate amount of time deposits of $100,000 or more at December 31, 2009 and 2008 was $112.9 million, or approximately 29.2% of time deposits and $151.1 million or 31% of total time deposits, respectively. CIB Marine issues brokered time deposits periodically to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. brokered time deposits at December 31, 2009 and 2008 were $8.0 million or 2.1% of total time deposits and $36.0 million or 7.4% of total time deposits, respectively.

The following table provides information on the maturity distribution of time deposits of $100,000 or more.

December 31, 2009
(Dollars in thousands)
Maturity
3 months or less	$20,985
Over 3 through 6 months	22,976
Over 6 through 12 months	43,242
Over 12 months	25,674
$112,877

Borrowings

CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.

The following tables set forth information regarding selected categories of borrowings as of the dates indicated.

	As of December 31,			For the Year
	Balance	Weighted- Average Rate	% of Total Borrowings	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
Short-Term Borrowings
2009
Securities sold under repurchase agreements	$9,684	0.42%	31.67%	$11,180	0.76%	$15,939
Federal Home Loan Bank	—	—	—	8,370	0.46	40,000
Treasury, tax and loan note	2,888	0.00	9.45	342	—	2,888
Total short-term borrowings	$12,572	0.32%	41.12	$19,892	0.62%
2008
Federal funds purchased	$—	—%	—%	$12,744	0.20%	$4,157
Securities sold under repurchase agreements	19,908	0.68	13.13	16,382	1.62	27,762
Federal Home Loan Bank	40,000	0.55	26.37	78,312	2.29	100,150
Treasury, tax and loan note	2,898	0.00	1.91	616	1.68	2,898
Total short-term borrowings	$62,806	0.57%	41.41	$108,054	1.94%
2007
Federal funds purchased	$—	—%	—%	$2,400	5.26%	$12,811
Securities sold under repurchase agreements	16,276	3.17	10.21	21,012	4.11	27,016
Federal Home Loan Bank	67,100	3.90	42.08	15,044	4.35	67,100
Treasury, tax and loan note	2,240	3.59	1.40	872	5.68	2,848
Total short-term borrowings	$85,616	3.76%	53.69%	$39,328	4.32%

Long-Term Borrowings	As of December 31,
	2009			2008			2007
	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings
	(Dollars in thousands)
Federal Home Loan Bank	$18,000	3.95%	58.88%	$27,000	4.13%	17.80%	$12,000	4.52%	7.52%
Junior subordinated debentures	—	—	—	61,857	9,40	40.79	61,857	9,89	38.79
Total long-term borrowings	$18,000	3.95%	58.88%	$88,857	7.80%	58.59%	$73,857	9.02%	46.31%

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds, including the Debentures, decreased $121.1 million from $151.7 million at December 31, 2008 to $30.6 million at December 31, 2009. The decrease was primarily attributable to the extinguishment of $61.9 million of Debentures in conjunction with the Company’s restructuring under Chapter 11 of the Bankruptcy Code. See Item 8, Note 12-Long-Term Borrowings and Note 14-Stockholders’ Equity in Part II of this Form 10-K for more information. The decrease was also due to a $50.2 million reduction of short-term borrowings caused mostly by a repayment of $40.0 million in short-term borrowings from the FHLBC. In addition, CIB Marine reduced long-term borrowings from the FHLBC by $9.0 million during 2009.

Junior Subordinated Debentures and Trust Preferred Securities

CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in Debentures of CIB Marine between March 2000 and September 2002. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the Debentures. Interest on the Debentures and distributions on the TruPS were payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the Debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the Debentures. As a result of the Written Agreement entered into with the Federal Reserve Bank, CIB Marine deferred all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. As of September 16, 2009 (the Filing Date) and December 31, 2008, CIB Marine had accrued interest payable on its $61.9 million Debentures of $45.0 million and $39.1 million, respectively. As of the Filing Date, interest expense on these Debentures was no longer being accrued. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the Debentures issued to all four of the Trusts.

On July 16, 2009, CIB Marine proposed a pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code that was presented to the TruPS Holders for their approval. Under the Plan, approximately $105.3 million (as of July 16, 2009) of principal and accrued interest on the Debentures would be exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. The effect of the Plan, which was approved by the TruPS Holders on September 16, 2009 and confirmed by the Bankruptcy Court on October 29, 2009, was to improve earnings by eliminating the interest burden on CIB Marine associated with the Debentures and significantly improve its capital position. On December 30, 2009, CIB Marine emerged from Bankruptcy pursuant to the terms of the Confirmation Order. Under the Plan, the former TruPS Holders exchanged approximately $107.2 million of cumulative high-interest indebtedness associated with the Debentures for shares of the CIB Marine Preferred valued at $51 million.

Other Liabilities

	December 31,
	2009	2008
	(Dollars in thousands)
Accounts payable	$199	$179
Accrued real estate taxes	155	147
Accrued compensation and employee benefits	562	681
Accrued professional fees	497	490
Accrued other expenses	946	448
Other liabilities	406	278
	$2,765	$2,223

Other liabilities increased $0.6 million from $2.2 million at December 31, 2008 to $2.8 million at December 31, 2009. The increase was mainly due to an increased FDIC assessment accrual recorded in accrued other expenses. In an effort to replenish the Deposit Insurance Fund in the wake of the recent increase in bank failures in the U.S., the FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009.

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

Commitments

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

Derivative Financial Instruments

CIB Marine utilizes derivatives primarily in its mortgage banking activities to modify the existing market risk characteristics of interest rate lock agreements with loan applicants for residential mortgage loans originated with the intent to sell, and the closed loans prior to consummation of sale. During 2008, CIB Marine used interest rate swaps but none were outstanding at the end of 2008. During 2009, CIBM Marine’s derivatives were primarily in the form of the interest rate lock agreements with the loan applicants and “best-efforts” contracts with a mortgaging banking counterparty. The “best-efforts” contracts obligate the bank to sell loans at a specified price, if the loans close and are compliant with the purchasers guidelines. The amounts subject to market and credit risks at the end of 2008 and 2009 are the notional principal amounts of the repayment obligation of the loan applicant or borrower in the underlying residential mortgage loan. The amount of credit risk with the loan applicant and mortgage banking counterparty was represented by the amount of change in fair value of the derivatives. CIB Marine’s credit risk in the derivatives are limited to the nonperformance of the loan applicants and of the mortgage banking counterparty’s obligations under the terms of the derivatives. Based on management’s assessments, the counterparty was expected to meet its outstanding obligations as of December 31, 2009. For additional information regarding CIB Marine’s derivatives at December 31, 2009, including the off-balance sheet notional amount and fair value which is the carrying value, see Note 17 and Note 22 of the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Residential Mortgage Recourse Obligations

CIB Marine has contracted with residential mortgage loan investors to repurchase or make the investor whole on losses incurred on residential mortgage loans purchased from CIB Marine and which were not in compliance or otherwise represented a material breach of agreement between CIB Marine and the investor. The amount of unsettled repurchase and make-whole obligations as of December 31, 2009 and 2008 was immaterial.

Contractual obligations

The following table summarizes CIB Marine’s more significant contractual obligations at December 31, 2009. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, accrued interest payable and derivative payables that do not require physical delivery of the underlying instrument. The table does not include interest.

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
Certificate of deposit and other time deposit obligations	$386,786	$288,197	$55,602	$25,711	$8,529	$8,381	$366
Long-term debt	18,000	8,000	5,000	5,000	—	—	—
Operating leases	2,907	874	600	532	217	105	579
Total	$407,693	$297,071	$61,202	$31,243	$8,746	$8,486	$945

Liquidity

CIB Marine monitors and manages its liquidity position so that funds will be available at a reasonable cost to meet financial commitments, to finance business expansion and to take advantage of unforeseen opportunities. Liquidity management involves projecting funding requirements and maintaining sufficient capacity to meet those needs and accommodate fluctuations in asset and liability levels due to changes in business operations or unanticipated events. Sources of liquidity include deposits and other customer-based funding, and wholesale market funding.

CIB Marine manages liquidity at two levels, the CIB Marine parent company and CIBM Bank. The management of liquidity at both levels is essential because the parent company and the Bank have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset-Liability Management Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity of funding sources. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

The objective of liquidity risk management at CIBM Bank is to ensure that it has adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. The liquidity position of CIBM Bank is actively managed by estimating, measuring and monitoring its sources and uses of funds. CIBM Bank’s funding requirements are primarily met by the inflow from deposits, loan repayments and investment debt service payments and maturities. CIBM Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIBM Bank include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLBC and short-term brokered and negotiable time deposits. CIBM Bank has also established significant loans and investment security-secured borrowing lines with the Federal Reserve Bank and has maintained secured borrowing lines with nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLBC. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities. During 2009, the availability of federal funds purchased for CIBM Bank with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the aforementioned agreement between CIB Marine and the Federal Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Federal Reserve Bank approval before incurring additional borrowing or debt.

Short-term investments amounted to $5.5 million at December 31, 2009, a decrease of $23.9 million compared to December 31, 2008. At December 31, 2009, short-term investments represents CIB Marine’s most readily available source of liquidity. The decrease during 2009 resulted from the management decision to decrease the total assets to improve its capital ratios. The decline in short-term investments was offset by a decline of $50.2 million in short-term borrowings during 2009.

Another source of liquidity available to CIB Marine either as a liquid asset or as collateral to be pledged for borrowings is its investment portfolio. Investment securities available for sale totaled $183.0 million and $280.5 million at December 31, 2009 and 2008, respectively. At December 31, 2009, $35.4 million pledged liabilities and contingent liabilities were outstanding, included $18.0 million to the FHLBC, $9.7 million to repurchase agreement customers and $7.7 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for our customers by a correspondent bank. Required pledged securities totaled $50.5 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $81.8 million at December 31, 2009, are in excess of pledging requirements and are generally available for pledge release and in many cases they provide borrowing availability used by the Bank for managing its liquidity. At December 31, 2008, $101.9 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $110.3 million.

Depositors within CIB Marine’s defined markets are another source of liquidity. Core deposits (demand, savings, money market and consumer time deposits) totaled $581.4 million and $658.6 million at December 31, 2009 and 2008, respectively.

A main source of cash for the parent company is dividend payments received from its subsidiaries. Limitations imposed by the state regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. CIB Marine did not receive any dividend payments from its banking subsidiaries in 2009 or 2008 and, at December 31, 2009, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators. At December 31, 2009, the parent company had $4.1 million in total cash and cash equivalents, and $1.0 million in other investment. In addition, a subsidiary of the parent company holds $2.4 million in loans in its portfolio and an additional $8.0 million in loans held for sale that are recorded at estimated fair value. According to the BHCA of 1956, as amended, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During 2009, CIB Marine provided $4.0 million in capital to CIBM Bank to support CIBM Bank in maintaining an “adequately-capitalized” position and to ensure that its Tier 1 leverage ratio exceeded the regulatory mandate. CIB Marine monitors the relationship between cash obligations and available cash resources, and believes, at this time, that the parent company has sufficient liquidity to meet its currently anticipated short and long-term needs.

Capital

CIB Marine and CIBM Bank are subject to various regulatory capital guidelines. In general, these guidelines define the various components of core capital and assign risk weights to various categories of assets. The risk-based capital guidelines require financial institutions to maintain minimum levels of capital as a percentage of risk weighted assets. The risk-based capital information for CIB Marine is contained in the following table:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Risk-weighted assets	$596,438	$656,304	$743,970
Average assets(1)	$752,541	$920,519	$997,708
Capital components
Stockholders’ equity	$84,695	$14,802	$60,306
Restricted core capital:
Junior subordinated debentures net of investment in trust	—	60,000	60,000
Total restricted core capital elements	—	60,000	60,000
Disallowed amounts	—	(51,730)	(39,898)
Maximum allowable in Tier 1 capital	—	8,270	20,102
Nonfinancial equity items	—	—	—
Less: disallowed intangibles	—	—	—
Add: unrealized (income) loss on securities	6,183	10,008	(1,382)
Less: unrealized income (loss) on equities	19	(138)	—
Tier 1 capital	90,897	32,942	79,026
Allowable allowance for loan losses	7,564	8,340	9,449
Subordinated debentures net of investment in trust (not included in Tier 1 capital)	—	51,730	39,898
Tier 2 capital	7,564	60,070	49,347
Allowable Tier 2 Capital (2)	7,564	32,942	49,347
Total risk-based capital	$98,461	$65,884	$128,373

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009
Total capital to risk weighted assets	$98,461	16.51%	$47,715	8.00%
Tier 1 capital to risk weighted assets	90,897	15.24	23,858	4.00
Tier 1 leverage to average assets	90,897	12.08	30,102	4.00

December 31, 2008
Total capital to risk weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

December 31, 2007
Total capital to risk-weighted assets	$128,373	17.26%	$59,518	8.00%
Tier 1 capital to risk-weighted assets	79,026	10.62	29,759	4.00
Tier 1 leverage to average assets	79,026	7.92	39,908	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

(2)	Allowable Tier 2 capital cannot exceed 100% of Tier 1 capital.

As shown in the table above, at December 31, 2009 CIB Marine’s ratios exceeded the minimum capital-adequacy requirements.

At both December 31, 2009 and 2008, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58% and was below the 4.0% required by the Written Agreement. During 2009, operating losses continued and the capital ratios declined further such that at September 30, 2009, the Tier 1 leverage ratio for CIB Marine was a negative 0.50%. At December 31, 2009, after the emergence from Bankruptcy and the issuance of the CIB Marine Preferred in exchange for the Debentures, and the related gain on the extinguishment of debt, CIB Marine’s Tier 1 leverage ratio had increased to 12.08%, well above the minimum capital requirement. Depending on the extent of continuing losses incurred by CIB Marine in future periods as well as the overall size of its balance sheet, further OTTI adjustments to its securities portfolio and potential loan recoveries, however, CIB Marine’s capital ratios could decline again in the future.

Marine Bank stipulated to a C&D, effective April 2009. Key provisions included a restriction on paying dividends without regulatory approval and a requirement to maintain a minimum Tier 1 leverage ratio of 10%. Failure to adhere to the requirements of the actions mandated by the C&D, once it became effective, could have resulted in more severe restrictions and civil monetary penalties. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the IDFPR assumed state regulatory authority. CIB Marine expects that CIBM Bank will enter into an agreement with the FDIC and IDFPR in the second quarter of 2010 that will be similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and may include the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan to reduce and manage credit concentrations. CIB Marine and CIBM Bank remain committed to maintaining adequate capital levels at the bank. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. At December 31, 2009, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.31%.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $4.0 million of capital during 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the BHCA of 1956, as amended. Other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by CIB Marine and CIBM Bank to enhance its capital ratios.

CIB Marine’s stockholders’ equity was $84.7 million at December 31, 2009 compared to $14.8 million at December 31, 2008. The increase in 2009 was primarily the result of recording the financial impact of the Plan, which provided $106.0 million of equity through the recording of an extraordinary net gain of $54.5 million and issuance of $51.0 million of CIB Marine Preferred stock. Excluding the $54.5 million extraordinary net gain, CIB Marine would have shown a net loss from continuing operations of $41.5 million in 2009. Additionally, in 2009, stockholders’ equity was positively impacted by a $3.8 million reduction in accumulated other comprehensive loss.

The emergence from Bankruptcy and the implementation of the Plan aided CIB Marine for the following reasons:

•	The exchange of the high-interest indebtedness for CIB Marine Preferred provided CIB Marine with a more stable capital structure;

•	The elimination of $107.2 million of indebtedness from CIB Marine’s balance sheet significantly improved its regulatory capital position;
•
The interest expense related to the Debentures as reflected in the Consolidated Statements of Income was $6.3 million in 2009 and $8.9 million in 2008. No interest expense on the Debentures will be reflected in 2010 operating results;

•	The Plan allowed for the substitution of noncumulative 7% dividends on the CIB Marine Preferred for higher-rate cumulative interest on the Debentures, thereby improving operating results.

By eliminating the Debentures and thus improving its balance sheet, regulatory capital position and operating results, CIB Marine positioned itself to seek a business combination transaction on terms that could be more advantageous to CIB Marine and result in greater value for both CIB Marine Preferred and its common shareholders. Subsequent to the emergence from Bankruptcy, CIB Marine engaged Stifel to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company.

New Accounting Pronouncements

The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below.

In June 2009, the FASB issued an amendment to ASC 810 which revised and changed how CIB Marine determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether CIB Marine is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and CIB Marine’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 will also require new disclosures regarding any involvement with variable interest entities and significant changes to risk due to that involvement. The amendment to ASC 810 is effective January 1, 2010. CIB Marine does not expect the adoption to have a material impact on its’ financial condition, results of operations or liquidity.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for the transfer. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. This accounting standard will be effective beginning in 2010, except for the detailed Level 3 disclosures which will be effective in 2011. Adoption of this standard addresses financial statements disclosure only and is not expected to have a material impact on CIB Marine’s consolidated financial results.

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

The gap analysis as of December 31, 2009, is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not fully represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	December, 31, 2009

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$229,817	$36,236	$47,361	$155,387	$1,867	$470,668
Loans held for sale	13,451	—	—	—	—	13,451
Securities	18,391	17,367	23,473	89,904	33,836	182,971
Reverse repurchase securities and federal funds sold	5,500	—	—	—	—	5,500
Total interest-earning assets	267,159	53,603	70,834	245,291	35,703	672,590
Interest-bearing liabilities:
Time deposits	65,844	78,632	145,952	96,028	330	386,786
Savings and interest-bearing demand deposits	149,914	—	—	—	—	149,914
Short-term borrowings	10,572	2,000	—	—	—	12,572
Long-term borrowings	5,000	—	3,000	10,000	—	18,000
Total interest-bearing liabilities	231,330	80,632	148,952	106,028	330	567,272
Interest sensitivity gap (by period)	$35,829	$(27,029)	$(78,118)	$139,263	$35,373	$105,318
Interest sensitivity gap (cumulative)	35,829	8,800	(69,318)	69,945	105,318	105,318
Cumulative gap as a % of total assets	5.05%	1.24%	(9.76)%	9.85%	14.83%

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

The table indicates that CIB Marine has a negative cumulative gap at one year and a positive cumulative gap at years two through five and after. The primary reason for a positive cumulative gap after one year is that neither non-interest-bearing deposits nor capital are interest-bearing and hence are not included in the gap analysis. A positive gap would indicate that an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. A negative gap would indicate that a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.

While this repricing interest rate sensitivity analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects given to interest rate risks other than repricing risk, such as option, basis and yield curve risks. For these reasons, CIB Marine also performs interest rate sensitivity analyses using earnings simulation models. These analyses measure the estimated percentage change in net interest income due to changes in interest rates. CIB Marine derives results for selected hypothetical changes in interest rates over a selected period of time, usually one year.

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR Swap yield curves as of December 31, 2009 and 2008, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis Point Changes
	+200	+100	-100 (1)	-200 (1)
Net interest income change over one year
December 31, 2009	(1.03)%	(0.97)%	(5.52)%	(10.52)%
December 31, 2008	(9.21)%	(3.88)%	(0.35)%	(1.46)%

(1) a floor of 0.25% is used to limit reductions in interest rates along the yield curve.

The analysis reveals that on a relative basis CIB Marine is slightly asset sensitive for the one year horizon at December 31, 2009 and liability sensitive at December 31, 2008. An asset sensitive position means that in a rising interest rate environment, interest income would increase by more than interest expense over a one year horizon than in a declining interest rate environment. The more asset sensitive position has developed over the past year as the Company has substantially reduced the level of immediately repricing short-term borrowings and as net interest margins have expanded as a result of the cancellation of the high interest rate Debentures in exchange for non-cumulative CIB Marine Preferred. The analysis also reveals that the relationship between basis point changes in interest rates and net interest income changes is not a linear relationship; the primary reason for this is the option and basis risks inherent in the assets and liabilities of CIB Marine and, since short-term interest rates (e.g., the Federal Funds Rate) are already near the floor of 0.25%, the declining rate scenarios of down 100 and 200 basis points results in yield curves that are lower and flatter (i.e., long-term interest rates decline more than short-term interest rates). The primary form of option risk prevalent is prepayment risks in the loan and mortgage-backed security assets, and the primary form of basis risk inherent is differences in both the timing and magnitude of changes to U.S. prime rates of interest and interest rates paid on non-maturing deposit accounts.

CIB Marine monitors the models on an ongoing basis to ensure the assumptions reasonably reflect the current conditions. The balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities, embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations, Real Estate Mortgage Investment Conduits, fixed rate loans, loans with rate floors and put options in various borrowings.

Some of the features of the financial instruments included in the model that are not reflected fully in the quantitative market risk disclosure information include call options in municipal bonds.

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

Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2009 and 2008, respectively, includes $0.9 million and $0.9 million of private and public nonaffiliated firms, $0.9 million and $1.1 million in low income housing tax credit limited partnerships and $11.6 million and $11.6 million of FHLBC stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
CIB Marine Bancshares, Inc.
Pewaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of CIB Marine Bancshares, Inc. (the Company) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

During 2009 the Company filed a pre-packaged Plan of Reorganization in the United States Bankruptcy Court.  In connection with its emergence from Bankruptcy, the Company exchanged its junior subordinated debentures and accrued interest for preferred stock, which resulted in an extraordinary gain on the extinguishment of this debt, as described in Note 1 to the consolidated financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
March 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors
CIB Marine Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s inability to meet its obligations with regard to the trust preferred securities, in addition to its continued net losses, and in consideration of ongoing regulatory matters raise substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG LLP

Milwaukee, Wisconsin
April 15, 2009

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,235	$27,854
Reverse repurchase securities	5,000	27,682
Federal funds sold	500	1,695
Total cash and cash equivalents	35,735	57,231
Securities available for sale	182,971	280,452
Loans held for sale	13,451	4,777
Loans	470,668	555,207
Allowance for loan losses	(16,240)	(19,242)
Net loans	454,428	535,965
Federal Home Loan Bank Stock	11,555	11,555
Premises and equipment, net	5,047	5,794
Accrued interest receivable	2,847	4,289
Foreclosed properties	830	980
Assets of company held for disposal	1,171	988
Other assets	1,822	4,365
Total assets	$709,857	$906,396
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	52,750	48,060
Interest-bearing demand	32,325	34,308
Savings	117,589	123,092
Time	386,786	489,172
Total deposits	589,450	694,632
Short-term borrowings	12,572	62,806
Long-term borrowings	18,000	27,000
Junior subordinated debentures	—	61,857
Accrued interest payable	1,204	41,377
Liabilities of company held for disposal	1,171	1,699
Other liabilities	2,765	2,223
Total liabilities	625,162	891,594
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	—
Common stock, $1 par value; 50,000,000 authorized shares;18,346,442 issued shares, 18,135,395 at December 31, 2009 and 18,341,231 at December 31, 2008 outstanding shares	18,346	18,346
Capital surplus	158,682	158,613
Accumulated deficit	(136,621)	(151,936)
Accumulated other comprehensive loss related to available for sale securities	(1,290)	(10,008)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,893)	—
Accumulated other comprehensive loss, net	(6,183)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock shares at cost; 218,499 at December 31, 2009 and 12,663 at December 31, 2008	(529)	(162)
Total stockholders’ equity	84,695	14,802
Total liabilities and stockholders’ equity	$709,857	$906,396

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$27,161	$38,611	$44,627
Loans held for sale	30	19	5
Securities:
Taxable	11,950	16,128	14,516
Tax-exempt	15	41	81
Dividends	—	30	239
Federal funds sold	253	1,312	3,226
Total interest and dividend income	39,409	56,141	62,694
Interest Expense
Deposits	16,602	22,743	29,695
Short-term borrowings	123	2,097	1,698
Long-term borrowings	917	774	118
Junior subordinated debentures	6,284	8,887	8,556
Total interest expense	23,926	34,501	40,067
Net interest income	15,483	21,640	22,627
Provision for loan losses	27,373	22,063	6,413
Net interest income (loss) after provision for loan losses	(11,890)	(423)	16,214
Noninterest Income
Loan fees	146	325	421
Deposit service charges	921	942	963
Other service fees	123	122	119
Other income	11	585	233
Total other-than-temporary impairment losses
Total impairment loss	(2,112)	(1,792)	—
Loss recognized in other comprehensive income	1,711	—	—
Net impairment loss recognized in earnings	(401)	(1,792)	—
Net gains on sale of securities	551	—	—
Net gains on sale of loans	139	34	36
Net gain on sale of assets and deposits	10	4,150	1,278
Total noninterest income	1,500	4,366	3,050
Noninterest Expense
Compensation and employee benefits	12,950	16,375	18,167
Equipment	1,407	1,884	3,155
Occupancy and premises	2,157	2,700	3,134
Data processing	904	1,089	79
Federal deposit insurance	1,805	697	297
Professional services	3,934	4,828	3,348
Write down and losses on assets	3,381	3,707	936
Other expense	4,456	8,576	5,356
Total noninterest expense	30,994	39,856	34,472
Loss from continuing operations before income taxes	(41,384)	(35,913)	(15,208)
Income tax expense	99	320	3
Loss from continuing operations	(41,483)	(36,233)	(15,211)
Discontinued operations:
Pretax income from discontinued operations	711	493	417
Income tax benefit	—	(1,341)	(1,023)
Income from discontinued operations	711	1,834	1,440
Net loss before extraordinary net gain	(40,772)	(34,399)	(13,771)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	54,497	—	—
Net income (loss)	13,725	(34,399)	(13,771)
Preferred stock dividends	—	—	—
Net income (loss) (attributable) available to common stockholders	$13,725	$(34,399)	$(13,771)

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations (continued)

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(2.28)	$(1.98)	$(0.83)
Income from discontinued operations	0.04	0.10	0.08
Loss before extraordinary net gain	(2.24)	(1.88)	(0.75)
Extraordinary net gain	2.99	—	—
Net income (loss)	$0.75	$(1.88)	$(0.75)
Diluted:
Loss from continuing operations	$(2.28)	$(1.98)	$(0.83)
Income from discontinued operations	0.04	0.10	0.08
Loss before extraordinary net gain	(2.24)	(1.88)	(0.75)
Extraordinary net gain	2.99	—	—
Net income (loss)	$0.75	$(1.88)	$(0.75)
Weighted average shares-basic	18,217,608	18,333,779	18,333,779
Weighted average shares-diluted	18,313,520	18,333,779	18,333,779

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated Other	Stock Receivables and
`	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance, January 1, 2007	18,346,442	$18,346	$—	$158,266	$(102,806)	$(1,880)	$(313)	$71,613
Cumulative effect of adoption of accounting for tax uncertainties	—	—	—	—	(960)	—	—	(960)
Adjusted balance at beginning of period	18,346,442	$18,346	$—	$158,266	$(103,766)	$(1,880)	$(313)	$70,653
Comprehensive loss:
Net loss	—	—	—	—	(13,771)	—	—	(13,771)
Other comprehensive income:
Unrealized securities holding gains arising during the period, net	—	—	—	—	—	3,262	—	3,262
Total comprehensive loss								(10,509)
Stock option expense	—	—	—	132	—	—	—	132
Reduction of receivables from sale of stock	—	—	—	—	—	—	30	30
Balance, December 31, 2007	18,346,442	$18,346	$—	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	—	(34,399)	—	—	(34,399)
Other comprehensive loss:
Unrealized securities holding losses arising during the period, net	—	—	—	—	—	(11,390)	—	(11,390)
Total comprehensive loss								(45,789)
Stock option expense	—	—	—	215	—	—	—	215
Reduction of receivables from sale of stock	—	—	—	—	—	—	70	70
Balance, December 31, 2008	18,346,442	$18,346	$—	$158,613	$(151,936)	$(10,008)	$(213)	$14,802
Cumulative effect of adoption of ASC 320-10-65-1	—	—	—	—	1,590	(1,590)	—	—
Adjusted balance at January 1, 2009	18,346,442	$18,346	$—	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive income:
Change in unrealized gains/(losses) on securities available for sale for which a portion of OTTI has been recognized in earnings, net of reclassification	—	—	—	—	—	1,711	—	1,711
Change in unrealized gains/(losses) on securities available for sale, net of reclassification	—	—	—	—	—	4,255	—	4,255
Realized gains on available for sale securities						(551)		(551)
Net income	—	—	—	—	13,725	—	—	13,725
Total comprehensive income								19,140
Issuance of preferred stock	—	—	51,000	—	—	—	—	51,000
Stock option expense	—	—	—	69	—	—	—	69
Purchase 205,836 shares from ESOP	—	—	—	—	—	—	(367)	(367)
Reduction of receivables from sale of stock	—	—	—	—	—	—	51	51
Balance, December 31, 2009	18,346,442	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$13,725	$(34,399)	$(13,771)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred loan fee amortization	(41)	(398)	(639)
Depreciation and other amortization	(350)	294	1,118
Provision for loan losses	27,373	22,063	6,413
Originations of loans held for sale	(15,322)	(4,764)	(2,600)
Proceeds from sale of loans held for sale	15,125	4,031	2,716
Net gain on sale of assets and deposits	(149)	(4,184)	(1,314)
Net gain on sale of securities	(551)	—	—
Write down and losses on assets	3,381	3,547	742
Impairment loss on investment securities	401	1,792	—
Decrease in interest receivable and other assets	1,913	3,582	2,735
Increase in other interest payable and other liabilities	5,216	7,010	4,037
Operating cash flows of discontinued operations	(711)	(1,192)	(291)
Net cash provided by (used in) operating activities before extraordinary net gain	50,010	(2,618)	(854)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	(54,497)	—	—
Net cash used in operating activities	(4,487)	(2,618)	(854)
Cash Flows from Investing Activities
Maturities of securities available for sale	28,248	70,591	107,225
Purchase of securities available for sale	(9,648)	(56,125)	(94,476)
Proceeds from sales of securities available for sale	13,308	—	33,204
Proceeds from sales of mortgage-backed securities available for sale	—	—	48,037
Repayments of asset and mortgage-backed securities available for sale	72,243	46,420	52,567
Purchase of asset and mortgage-backed securities available for sale	—	(36,354)	(125,567)
Net decrease in Federal Home Loan Bank Stock	—	185	45
Net decrease in other investments	112	61	48
Net decrease (increase) in loans	43,153	(25,267)	(79,761)
Proceeds from sale of foreclosed properties	477	777	10
Net cash received from the sale of branches	—	41,039	2,278
Premises and equipment disposals	17	82	1,338
Premises and equipment expenditures	(106)	(343)	(1,155)
Investing cash flows of discontinued operations	—	(222)	(1,435)
Net cash provided by (used in) investing activities	147,804	40,844	(57,642)
Cash Flows from Financing Activities
Increase (decrease) in deposits	(105,263)	35,678	5,574
Decrease in deposits of branches held for sale	—	—	(5,700)
Deposits sold	—	(83,704)	(49,665)
Repayments of long-term borrowings	(9,000)	—	(2,000)
Proceeds from long-term borrowings	—	15,000	12,000
Net increase (decrease) in short-term borrowings	(50,234)	(22,810)	57,963
Purchase of treasury shares	(367)	—	—
Net decrease in receivables from sale of stock	51	—	30
Net cash provided by (used in) financing activities	(164,813)	(55,836)	18,202
Net decrease in cash and cash equivalents	(21,496)	(17,610)	(40,294)
Cash and cash equivalents, beginning of year	57,231	74,841	115,135
Cash and cash equivalents, end of year	$35,735	$57,231	$74,841
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense	$18,767	$26,347	$31,784
Income taxes-discontinued operations	—	(831)	—
Supplemental Disclosures of Noncash Activities
Transfers of loans to foreclosed properties	$934	$405	$1,273
Transfers of loans to loans held for sale	10,118	—	—
Transfer of loans to assets of branches held for sale	—	4,010	—
Available for sale equity stock received from sale of subsidiary	—	955	—
Cumulative effect of adoption of ASC 320-10-65-1	1,590	—	—
Cumulative effect of adoption of accounting for tax uncertainties	—	—	960
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment of debentures, net	$106,005	$—	$—
Issuance of preferred stock	51,000	—	—
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1- Nature of Operations and Emergence from Chapter 11 Bankruptcy

Nature of Operations

Historically, CIB Marine Bancshares, Inc. (“CIB Marine” or the “Company”) has been a multi-bank holding company. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. Effective June 26, 2009, Marine Bank merged with and into Central Illinois Bank and the combined bank name was changed to CIB Marine Bank. On August 17, 2009 CIB Marine Bank changed its name to CIBM Bank. The primary sources of revenue are loans to small and middle-market business customers and investments in securities. CIBM Bank also offers a range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, and Phoenix markets.

Significant Events Leading to Chapter 11 and Emergence from Bankruptcy

The immediate reason for the filing on September 16, 2009 (the “Filing Date”) of the pre-packaged Plan of Reorganization (the “Plan”) in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) was that CIB Marine had been unable to bring current the approximately $43.5 million of aggregate accrued interest payable on its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002. As of April 30, 2009, the Company was in default on each of the Debentures and the holders of the TruPS (the “TruPS Holders”) could have accelerated, at their discretion, the principal on the Debentures. CIB Marine’s default on the Debentures was the result of a lack of profitability and deterioration in its financial condition in the periods since the Debentures were issued, resulting in restrictions imposed by its regulators on the payment of interest on the Debentures. The Debentures and the related TruPS were issued between March 2000 and September 2002 to bolster CIB Marine’s capital position during a period of rapid growth and expansion, and during which time the Company was profitable.

Beginning in 2003 and continuing through 2008, CIB Marine’s financial condition deteriorated with net losses in each of those years. As a result of CIB Marine’s inability to make interest payments on the Debentures, as well as its continued losses, reduced capital, further loan credit deterioration and regulatory restrictions, the Company’s 2008 Form 10-K, as expressed by the independent auditors’ opinion for the year ending December 31, 2008, stated that there was substantial doubt about CIB Marine’s ability to continue as a going concern.

In 2004, CIB Marine entered into a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”). The Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt, or paying interest on its Debentures. CIB Marine had the right to defer payments of interest on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity of the Debentures. CIB Marine elected to defer all interest payments starting in 2004. These deferral periods all expired in the first quarter of 2009. Throughout the deferral period, and while in default, interest on the Debentures continued to accrue on a compound basis until the Filing Date.

In May 2007, the Company engaged Stifel Nicholas & Company, Incorporated (“Stifel”) to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company. The effort to identify potential partners was extensive and involved due diligence reviews by and preliminary negotiations of definitive agreements with two separate bank holding companies in 2008. Negotiations with both of those parties subsequently terminated.

Among other items, the Written Agreement also required CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio of 3.58% had fallen below the 4.0% “minimum capital” threshold applicable under the Written Agreement and the regulatory guidelines of the Federal Reserve Bank.

During 2009, CIB Marine’s capital position continued to decline reflecting ongoing operating losses. On March 16, 2009, CIB Marine issued a consent solicitation seeking the consent of its TruPS Holders to a proposed plan of restructuring that would have converted the TruPS into preferred stock, thus reducing the ongoing interest burden associated with the Debentures and eliminating any consequences of default on the TruPS. By eliminating the consequences of default on the TruPS and improving its balance sheet, regulatory capital position and operating results, the Company hoped to position itself to seek a business combination transaction on terms that could be more advantageous to the Company and result in greater value for both the TruPS Holders and the Company’s common shareholders. The vote was concluded on May 11, 2009, however, CIB Marine did not receive the requisite number of votes to approve the plan of restructuring.

Effective April 24, 2009, Marine Bank stipulated to a Cease and Desist Order (“C&D”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin of Department of Financial Institutions Division of Banking (“WDFI”). The C&D required, among other things, Marine Bank to take certain corrective actions which focused on reducing exposure to non-performing loans, imposed restrictions on lending to credits with existing non-performing loans, and accruing interest on certain delinquent loans in addition to charging-off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. The C&D was re-affirmed by the FDIC upon the merger of Marine Bank with and into Central Illinois Bank and continued to be applicable to CIBM Bank.

On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (“the Plan”) that was presented to the TruPS Holders for their approval. Under the Plan, approximately $105.3 million of principal and accrued interest on the Debentures would be exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”). Each share of Series B Preferred would be convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own 49% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine. The CIB Marine Preferred would have no stated redemption date and holders would have no right to compel the redemption of any or all of the shares. Further, dividends would be noncumulative, and payable only to the extent CIB Marine declared a dividend, at its discretion, subject to regulatory approval.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock valued at $51 million (see Note 14-Stockholders’ Equity for terms of preferred stock). An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in 2009 on the extinguishment of debt securities related to the exchange.

As a result of its emergence from Bankruptcy, at December 31, 2009, CIB Marine’s capital ratios were significantly improved through the exchange of CIB Marine Preferred for the Debentures. Tier 1 leverage capital to average asset ratio for CIB Marine improved from 3.58% to 12.08% at December 31, 2008 and 2009, respectively. Additionally, the elimination of the indebtedness improves future operating results through the elimination of interest expense on the Debentures. At December 31, 2009, the level of cash and cash equivalents and other investments at the parent company along with the potential sale of loans held for sale of a subsidiary of the parent company, provide a potential source of strength to CIBM Bank, if necessary. See also Note 14-Stockholders’ Equity and Note 23-Parent Company Financial Statements.

At December 31, 2009, CIBM Bank was in compliance with the minimum capital requirements as set forth in the proposed Consent Order and was classified as “adequately capitalized.” In 2009, CIB Marine provided $4.0 million of capital to support CIBM Bank in maintaining its capital position.

Accounting Transactions Related to Emergence from Bankruptcy

The difference between the TruPS indebtedness, net of amortization costs, and the estimated fair value of the CIB Marine Preferred issued in exchange, was recognized as an extraordinary item within the consolidated statements of operations. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. CIB Marine considered both requirements and determined the transaction was both unusual in nature and infrequent. CIB Marine believes the presentation of the gain as extraordinary properly distinguishes the unusual nature and infrequency of the transaction thereby highlighting exclusion from continuing operations.

Under the Plan, holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own approximately 49% of the outstanding common stock of CIB Marine. Accordingly, the requirements for Fresh Start Accounting were not satisfied.

Note 2-Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”). During 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification” or “ASC”) to become the single source of authoritative, nongovernmental GAAP (see New Accounting Pronouncement below). CIB Marine ceased using prior GAAP references and is using the new Codification when referring to GAAP in these Notes to Consolidated Financial Statements.

Consolidation

The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, was a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both December 31, 2009 and 2008, Canron’s net assets as presented in the consolidated balance sheets of CIB Marine were zero. Accordingly, minority interest in Canron is not reflected in the consolidated financial statements.

During December 2009, CIB Marine liquidated its wholly-owned operating nonbanking subsidiaries, CIB Marine Information Services, Inc. and Mortgage Services, Inc. In addition, at December 31, 2009, CIB Marine had two wholly-owned nonbanking subsidiaries that had ceased operations during 2003 and are in the process of winding down: CIB Marine Capital, LLC; and CIB Construction, LLC.

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate, environment value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments in the marketplace and economic conditions, both locally and nationally. Changes in these factors can significantly affect CIB Marine’s net interest income and the value of its recorded assets and liabilities.

Cash Flows

For purposes of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions “Cash and Due from Banks” “Reverse Repurchase Securities” and “Federal Funds Sold”, all of which mature within ninety days.

Other Investments

Investments in limited partnerships and other equity investments which are not readily marketable are accounted for using the equity method when CIB Marine’s ownership is at least 3% in a limited partnership and 20% in a corporation, but not more than 50%. Investments not accounted for under the equity method are accounted for using the cost method. All other investments are periodically evaluated for impairments. If an investment is impaired, a loss is recognized. To determine whether an investment is impaired, CIB Marine looks to various indicators including recent transactions, if any, and the investee’s financial condition. During 2007, CIB Marine recognized $0.7 million of impairment losses on other investments. No impairment losses on other investments were recognized in 2009 or 2008. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded. At December 31, 2009 and 2008, other investments, reported in other assets, totaled $1.0 million and $1.2 million, respectively, all of which were illiquid.

The equity method of accounting requires CIB Marine to record its proportionate share of income or loss as an increase or decrease in its investment and a corresponding gain or loss in noninterest income. Cash dividends or other distributions received by CIB Marine are recorded as reductions in the carrying amount of the investment.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, determined on an individual basis. When a loan is transferred to held for sale, the loan’s carrying value is compared to its fair value and any shortfall in value is recorded as a reduction to the allowance for loan losses. All subsequent net declines in fair value of loans held for sale are recorded to noninterest expense. In the event that loans held for sale are reclassified to loans held in portfolio, the loans are transferred at lower of cost or fair value on the date of transfer, forming the new cost basis of such loans. The cash proceeds from the sale of loans that were reclassified from loans held in portfolio to loans held for sale are classified as investing activities in the Consolidated Statements of Cash Flows. Loans are generally sold with servicing rights released.

Securities Available for Sale

Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 4-Securities Available for Sale. Realized net gains or losses on security sales are included in noninterest income. OTTI on securities related to credit losses or based on other factors where CIB Marine lacks the intent or ability to hold the security for a period of time sufficient to allow for an anticipated recovery, is included in noninterest income. OTTI on securities related to other factors but where CIB Marine has both the intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery is recorded in other comprehensive income (loss).

Realized securities net gains or losses on securities sales (using specific identification method) and declines in fair value below the amortized costs judged to be other-than-temporary are included in noninterest income as appropriate.

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts over the estimated remaining life of the security. Such amortization is calculated using the level-yield method, adjusted for prepayments on mortgaged-backed securities, and is included in interest income from investments.

Loans, Allowance for Loan Losses and Provision for Loan Losses

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance when management believes that the collectibility of the principal amount is unlikely and where loans are transferred to loans held for sale at an amount less than the original carrying balance. During 2008, CIB Marine changed its charge-off policy related to its purchased home equity pools. Due to the sustained decline in housing markets and adverse conditions for housing finance, in the second quarter of 2008 CIB Marine began charging off 100% of the outstanding principal of each loan in the home equity pools when it becomes 90 days past due. This change accelerated charge-offs of the non-performing loans in the pools. Recoveries of amounts previously charged-off are credited to the allowance.

The provision for loan losses is reported in the statements of operations and includes the expense for probable losses on unfunded loan commitments and standby letters of credit. Estimated losses on unfunded loan commitments and standby letters of credit are accrued and included in other liabilities.

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

A loan is accounted for as troubled debt restructured (“TDR”) when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual consumer and residential loans for impairment. For loans which are not individually evaluated or are individually evaluated but found not to be impaired, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected loss rates for the group of loans in part based upon CIB Marine’s loss migration history. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; industry conditions; and effects of change in credit concentrations.

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

Management believes that the allowance for loan losses provides for probable incurred losses at December 31, 2009 and 2008. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Assets of Company Held For Disposal

Assets held for disposal are carried at the lower of cost or current fair value, less estimated selling costs. The aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When these assets are acquired in full or partial satisfaction of a loan, any excess of the related loan balance over the fair value, less estimated selling cost, is charged as a loan loss against the allowance for loan losses. Net operating income or loss of the companies held for disposal and which meet the criteria as discontinued operations are included in gain or loss from discontinued operations. When a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment value, if any, based on the estimated liquidation value of the company’s net assets less costs to sell. The impairment loss is recorded as loss from discontinued operations.

Litigation Costs

CIB Marine recognizes settlement expenses related to litigation in the period in which the litigation is settled or if prior to settlement, the period in which CIB Marine management determines a loss contingency exists and the amount of such loss can be reasonably estimated. Such expenses are included in noninterest expense. In 2008, CIB Marine recognized a $3.4 million settlement expense related to a lawsuit settled during that period. CIB Marine did not recognize any litigation settlement or loss contingency expenses in 2009 or 2007. Legal fees related to the defense of litigation are recognized as incurred.

Stock-Based Compensation

Fair value has been estimated using the Black-Scholes model as defined in the accounting standards. No shares were granted in 2009. The following assumptions were used in estimating the fair value for options granted in 2008 and 2007:

	December 31,
	2008	2007
Dividend yield	—	—
Risk free interest rate	3.92%	3.92%
Expected volatility	39%	39%
Weighted average expected life	6.5 years	6.5 years
Weighted average per share fair value of options	$0.27	$0.43

The fair value method resulted in $0.1 million, $0.2 million and $0.1 million of compensation expense for 2009, 2008 and 2007, respectively. CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods.

The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow rather than an operating cash flow. There were no such tax benefits in 2009, 2008 or 2007.

CIB Marine records amounts received upon the exercise of options by crediting common stock and capital surplus. Income tax benefits from the exercise of stock options result in a decrease in current income taxes payable and, to the extent not previously recognized as a reduction in income tax expense, an additional increase in capital surplus. No options were exercised during 2009, 2008 and 2007.

Receivables from Sale of Stock

Loans originated by CIBM Bank to purchase CIB Marine stock are accounted for as a reduction in stockholders’ equity and are reported in a contra-equity account titled “Receivables From Sale of Stock,” unless the loan has been repaid prior to the issuance of the financial statements or the loan has been adequately collateralized, exclusive of the value of CIB Marine stock pledged as collateral, if any.

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

CIB Marine and its subsidiaries file a consolidated federal income tax return and unitary, combined and separate state tax returns where required. Canron, which is included in discontinued operations, files its own income tax returns. CIB Marine has entered into tax allocation agreements with its subsidiary entities included in the consolidated U.S. federal and unitary or combined state income tax returns, including U.S. operations of companies held for sale or disposal. These agreements govern the timing and amount of income tax payments required by the various entities.

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense (benefit).

CIB Marine provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income tax. At December 31, 2009, CIB Marine management believes it has appropriately accounted for any unrecognized tax benefits. To the extent CIB Marine prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected.

In February 2010, the Wisconsin Department of Revenue (“WDOR”) agreed to accept a $0.2 million payment in full settlement of all open issues of its Wisconsin subsidiary bank, thereby settling the last known tax exposure as identified by CIB Marine.

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

At December 31, 2009, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the branch network of its banking subsidiary, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision maker monitors the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) (attributable) available to common shareholders by the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) (attributable) available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and the potential conversion of Series B preferred stock. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method. Stock options deemed antidilutive are not included in the earnings per share calculation.

Derivative and Hedging Activities

CIB Marine uses certain derivative financial instruments to help manage its risk or exposure to changes in interest rates and in conjunction with its mortgage banking operations. All derivatives are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, CIB Marine designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“Fair-Value Hedge”), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“Cash-Flow Hedge”) or (3) held for trading (“Trading Instruments”). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Fair-Value Hedge, along with the loss or gain on the corresponding hedged asset or liability (including losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a Cash-Flow Hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable rate asset or liability are recorded in earnings). Changes in the fair value of derivative trading instruments are reported in current period noninterest income as other income.

At the time the hedging instrument is entered into, CIB Marine formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as Fair-Value Hedges or Cash-Flow Hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. CIB Marine formally assesses, for all hedges, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions will be or have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, CIB Marine discontinues hedge accounting prospectively.

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

CIB Marine did not have any interest rate swaps outstanding at either December 31, 2009 or 2008.

CIB Marine’s mortgage banking activities include the issuance of rate lock commitments for residential mortgage loans. For residential mortgage loans CIB Marine intends to sell, the interest rate lock commitment and the residential mortgage loan held for sale are hedged with a best efforts contract which operates like a forward contracts to sell the loan only if the loan is originated as agreed with the buyer. Currently, a hedging relationship is not established between the interest rate lock commitments and the residential mortgage loans held for sale with the best efforts contracts. CIB Marine is in a short position with respect to the forward contracts, whereby CIB Marine agrees to sell residential mortgage loans held for sale at a pre-established price at some future date, and in a long position with the residential mortgage loans held for sale.

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

Also in April 2009, the FASB issued an amendment to ASC 825 Financial Instruments. This amended statement requires disclosures about fair value of financial instruments in all interim financial statements as well as in annual financial statements. See Note 22-Fair Value for additional disclosure requirements regarding fair value.

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

The FASB also amended ASC 320 Investments-Debt and Equity Securities which applies to investments in debt securities for which OTTI may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate OTTI into two components: (1) the amount related to credit losses (recorded in earnings), and (2) all other amounts (recorded in accumulated other comprehensive income (“AOCI”)). During the period of adoption of ASC 320-10-65, management is required to separately identify whether OTTI charges recognized in periods prior to adoption on securities held at the beginning of the period of adoption were related to credit losses or other non-credit factors at the measurement date of impairment. Upon adoption, the cumulative effect of any previously recorded OTTI losses related to non-credit factors are recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI. During 2008, CIB Marine recognized $1.8 million in OTTI losses on debt securities held at January 1, 2009 (the beginning of the period of adoption of the ASC 320-10-65). Management determined, based on the present value of expected cash flows in accordance with applicable guidance, that $1.6 million of the $1.8 million previously recognized OTTI losses related to non-credit factors. CIB Marine does not intend to sell these impaired securities and it is not more likely than not that CIB Marine will be required to sell these securities before recovery of the amortized cost basis of each of these securities. Accordingly, the cumulative effect of adopting ASC 320-10-65 during the first quarter of 2009 was a $1.6 million reduction to the January 1, 2009 accumulated deficit with a $1.6 million increase to accumulated other comprehensive losses.

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

Note 3-Cash and Due from Banks

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $5.6 million and $4.5 million were maintained to satisfy federal regulatory requirements as of December 31, 2009 and 2008, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 4-Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair values of securities at December 31, 2009 and 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2009
U.S. government agencies	$18,588	$911	$—	$19,499
States and political subdivisions	30,126	858	238	30,746
Trust preferred collateral debt obligations	8,535	—	4,873	3,662
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	67,697	2,689	—	70,386
Residential mortgage-backed securities (non-agencies (1))	63,103	92	5,641	57,554
Equity security	955	19	—	974
Total securities available for sale	$189,154	$4,569	$10,752	$182,971
December 31, 2008
U.S. government agencies	$44,835	$2,244	$—	$47,079
Obligations of states and political subdivisions	30,236	622	624	30,234
Other notes and bonds	9,012	—	5,409	3,603
Commercial paper	4,800	—	—	4,800
Mortgage-backed securities (agencies)	107,194	1,754	26	108,922
Mortgage-backed securities (non-agencies)	93,428	71	8,504	84,995
Equity security	955	—	136	819
Total securities available for sale	$290,460	$4,691	$14,699	$280,452

(1)	Non-agency mortgage backed securities comprise non-agency mortgage backed securities and collateralized mortgage obligations secured by residential mortgages.

Securities available for sale with a carrying value of $132.3 million and $222.3 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a fed funds and letter of credit guidance facility at a correspondent bank and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2009, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,138	$6,302
Due after one year through five years	18,530	19,586
Due after five years through ten years	12,932	13,396
Due after ten years	19,799	14,773
	57,399	54,057
Residential mortgage-backed securities (agencies)	67,697	70,386
Residential mortgage-backed securities (non-agencies)	63,103	57,554
Other equities	955	974
Total securities available for sale	$189,154	$182,971

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	6,595	174	899	64	7,494	238
Trust preferred collateralized debt obligations	—	—	3,662	4,873	3,662	4,873
Other debt obligation	—	—	—	—	—	—
Residential mortgage-backed securities (agencies)	—	—	—	—	—	—
Residential mortgage-backed securities (non-agencies)	5,902	17	43,591	5,624	49,493	5,641
Equity security	—	—	—	—	—	—
Total securities with unrealized losses	$12,497	$191	$48,152	$10,561	$60,649	$10,752
Securities without unrealized losses					122,322
Total securities					$182,971

December 31, 2008
U.S. government agencies	$—	$—	$—	$—	$—	$—
Obligations of states and political subdivisions	8,780	428	2,260	196	11,040	624
Other notes and bonds	1,220	1,516	2,034	3,893	3,254	5,409
Mortgage-backed securities	83,820	8,530	14	—	83,834	8,530
Equity security	819	136	—	—	819	136
Total securities with unrealized losses	$94,639	$10,610	$4,308	$4,089	$98,947	$14,699
Securities without unrealized losses					181,505
Total securities					$280,452

For those securities with fair value less than cost at December 31, 2009, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI; except for the following: (1) two mortgage-backed securities (non-agency) (“Non-agency MBS”) with $0.3 million credit-related OTTI during 2009 and (2) two structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt included in other notes and bonds collateralized debt obligations with $0.07 million credit-related OTTI during 2009.

Proceeds from the sales of securities available for sale during 2009 were $13.3 million and CIB Marine realized a $0.6 million gain on sale. There were no sales of securities during 2008. Proceeds from the sale of securities available for sale during 2007 was $81.2 million with no gain or loss realized on the sale.

Net unrealized losses on investment securities at December 31, 2009 were $6.2 million compared to $10.0 million at December 31, 2008. As of December 31, 2009, other notes and bonds accounted for $4.9 million and non-agency MBS accounted for $5.5 million in net unrealized losses. The remaining securities had net unrealized gains of $4.2 million at December 31, 2009.

States and Political Subdivisions (“Municipal Securities”). As of December 31, 2009 for those municipal securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one security rated B. That security had a par value of $2.5 million and an unrealized loss of $0.1 million. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell any of its municipal securities before recovery of their amortized cost bases, which may be maturity. In addition, CIB Marine has determined a credit loss does not exist and as a result has not recognized any OTTI on its municipal securities.

Trust Preferred Collateralized Debt Obligations. At December 31, 2009, CIB Marine held $8.7 million par value with an amortized cost of $8.5 million and $3.7 million fair value of structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt and to a lesser extent insurance company and real estate investment trust debt. None of CIB Marine’s other note and bond security holdings, beneficial or otherwise, of TruPS or subordinated debt issued by organizations in the financial industry are in the form of a single-issuer debt obligation. The fair value of these securities was $3.3 million at December 31, 2008. To a limited extent these securities are protected against loss by credit enhancements such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes.

CIB Marine evaluates for OTTI by evaluating estimated discounted cash flows and comparing this to the current amortized cost of each respective security. When the estimated discounted cash flows are less than the current amortized cost of a security, an OTTI charge is recognized through earnings.

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

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its other notes and bonds before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities.” For CIB Marine’s holdings in PreTSL 23 and 26 at December 31, 2009 the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (“PIK”) at their last payment date in June 2009 and are expected to continue to receive PIK rather than cash at their future interest due dates, and in taking this in combination with the expected future deferrals and defaults given the deterioration in the financial industry has expanded enough to consider these two securities to be OTTI. The cash that is received from performing issuers in each respective collateral pools will be directed to pay down the par values of certain classes senior to the class held by CIB Marine’s thereby reducing the more senior classes’ par values and by this process itself improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK acts like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for $0.07 million in credit-related OTTI recorded during 2009. It is estimated for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 16% and 21%, respectively, of performing collateral to defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, CIB Marine considers them to be OTTI and had recorded $0.07 million in credit-related OTTI during 2009, and placed them on non-accrual. Further deterioration in the financial industry beyond what is currently expected potentially could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $3.6 million of unrealized loss recorded in the AOCI is largely related to a decline in prices in these securities over the course of the past year due to the lack of demand and liquidity in this securities sector, the deteriorated condition of the economy, capital markets and banking industry and the perceptively higher risk today that losses in the collateral pools could be higher than what is currently expected. With the exception of the contractual PIK process described earlier in this section, all the respective securities were performing as to full and timely payments at December 31, 2009 as permitted under the contractual arrangements.

Additional information as of December 31, 2009, related to these debt obligations and related OTTI is provided in the table below:

Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities
Deal	Class	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances/ Break in Yield (3)/Coverage (4)
(dollars in thousands)
PreTSL 23	C-FP(1)	$747	$181	$67	$(566)	C/NR/CCC	19/16/(13)
PreTSL 26	B-1(1)	3,949	945	—	(3,004)	Ca/NR/CCC	25/21/(17)
PreTSL 27	A-1	1,886	1,221	—	—	A3/BBB(n)/AA	21/40/26
PreTSL 28	A-1	1,953	1,315	—	—	A3/BBB(n)/A	16/41/35

(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal nor are they the most deeply subordinated.

(2)	Total OTTI Recognized in Earnings and AOCI are since the acquisition date of the securities by CIB Marine.
(3)
The percent of additional immediate defaults of performing collateral at a 85% loss severity rate that would cause a Break in Yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are PIK but later paid in cash in addition to any accrued interest on the PIKs. Based on a collateral level analysis, PreTSL 23 and 26 projected deferrals and defaults indicate there would be a break in yield resulting in credit component OTTI.

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

Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At December 31, 2009, CIB Marine had Non-agency MBS holdings of $64.2 million par value with a fair value of $57.6 million, down from holdings at December 31, 2008, of $96.5 million par value with a fair value of $85.0 million. The decline of $32.3 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through December 31, 2009, have all been timely and in full.

At the time of purchase, all of CIB Marine’s Non-agency MBS were credit rated AAA by all of Moody’s, Standard and Poor’s and Fitch (“rating agencies”) to the extent they had rated the security, and in every case at least two of the rating agencies had rated each security. In no case did any one of the rating agencies rate any security other than AAA. In addition, at December 31, 2009, all these securities were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. At December 31, 2009, securities with a par value of $24.0 million and unrealized losses of $4.1 million were below investment grade compared to securities with a par value of $4.2 million and no unrealized losses at December 31, 2008. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of the rating agencies.

Total Non-Agency Mortgage Backed Securities Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$22,100	$21,669	$(321)
AA	4,785	4,764	(207)
A	5,103	5,043	(94)
BBB	8,229	8,219	(803)
BB or below (1)	23,989	23,408	(4,124)
Total	$64,206	$63,103	$(5,549)
____________
(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally rated AAA.

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

The predominant form of underlying collateral in the Non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with both traditional and non-traditional underwriting qualities (e.g., prime jumbo, conforming Alt-A and jumbo Alt-A each of which includes reduced documentation types). All of CIB Marine’s Non-agency MBS are senior in position to subordinated tranches of securities issued to absorb losses, to the extent they are able, prior to CIB Marine’s securities. The securities are from vintages between and including 2002 through 2006. As of December 31, 2009, the vintages from 2004 or earlier represented $25.0 million in amortized cost with a market value of $24.5 million and an unrealized loss of $0.5 million, and the vintages from 2005 through 2006 represented $38.1 million in amortized cost with a market value of $33.1 million and an unrealized loss of $5.0 million. As of December 31, 2009, the balance weighted mean and median percentages for each security, respectively, of various delinquency and non-performance measures to the total mortgage loans collateralizing those securities were: (1) 4.0% and 1.3%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 3.2% and 1.3%, respectively, for loans in foreclosure plus other real estate owned, and (3) 7.2% and 2.7%, respectively, for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 33.0%. The State of California represents the highest geographic concentration of loans with a range of loans within each respective securities collateral pool ranging from 15% to 100% from California but with the majority of the securities within 30% to 50%.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for two securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those two securities, OTTI recognized in earnings was $0.3 million and $1.8 million during 2009 and 2008, respectively. Prior to 2009, all OTTI, credit and non-credit related, was required to be recognized into earnings. In conjunction with the adoption of ASC 320-10-65, beginning January 1, 2009, only credit related OTTI is now recognized in earnings. All OTTI recognized in earnings during 2009 was credit related. Adoptions of ASC 320-10-65 resulted in non-credit related OTTI of $1.6 million, which was previously recognized in earnings during 2008, being transferred from retained earnings to AOCI.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral included annualized prepayment speeds ranging between 6% and 12%, future cumulative default rates ranging between 33% and 44%, weighted average loss severity rates ranging between 48.9% and 48.5%, and resulting future cumulative collateral loss rates ranging between 16% and 21%. Resulting cash flows were projected considering the affects of related subordinated securities to derive expected credit loss outcomes through maturity.

Total Non-Agency Mortgage Backed Securities with OTTI As of December 31, 2009
Credit Category	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Non- Performing Loans to Total Loans (3)	Range of Mean Original Loan to Values (3)	Vintages	Range of Current Levels of Credit Support from Subordination
(dollars in thousands)
Investment Grade	$0	$0	$0	$0	NA	NA	NA	NA
Below Investment Grade (1)	3,069	1,746	(534)	(1,323)	22 – 33%	73 - 73%	2006	2.3 – 4.0%
Total	$3,069	$1,746	$(534)	$(1,323)	22 – 33%	73 - 73%	2006	2.3 – 4.0%

(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.
(2)	During 2008, $1.6 million of non credit related OTTI was recognized in earnings as well. This was added back to retained earnings on adoption of ASC 320-10-65 on January 1, 2009.
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

Equity Securities. As of December 31, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis and $1.0 million in fair value. At December 31, 2008, the unrealized loss on such securities was $0.1 million.

Expectations that CIB Marine’s other notes and bonds and non-agency mortgaged-backed securities will continue to perform in accordance with their contractual terms, except to the extent a credit loss exists and has been recognized, are based on management assumptions which require the use of estimates and significant judgments. It is possible that the underlying collateral of these investments will perform worse than expected, resulting in adverse changes in cash flows and OTTI charges in future periods. Events which may impact CIB Marine’s assumptions include, but are not limited to, increased delinquencies, default rates and loss severities in the financial instruments comprising the collateral.

Rollfoward of OTTI Related to Credit Loss. The following table is a rollforward of the amount of OTTI related to credit losses that has been recognized in earnings for which a portion of OTTI was recognized in AOCI for the year ended December 31, 2009:

	December 31,
	2009	2008
	(Dollars in thousands)
Beginning of year balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in other comprehensive income	$202	$0
Additions for the amount related to credit loss for which an OTTI was not previously recognized	67	202
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	334	0
Balance at December 31 of credit losses related to OTTI for which a portion was recognized in other comprehensive income	$603	$202

Note 5-Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	December 31,
	2009		2008
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$71,921	15.3%	$75,289	13.6%
Commercial real estate	243,811	51.9	258,881	46.8
Commercial real estate construction	49,795	10.7	86,909	15.7
Residential real estate	19,322	4.1	26,110	4.7
Home equity loans	81,832	17.4	103,253	18.7
Consumer loans	2,701	0.6	2,990	0.5
Receivables from sale of CIB Marine stock	—	—	(51)	(0.0)
Gross loans	469,382	100.0%	553,381	100.0%
Deferred loan costs	1,286		1,826
Loans	470,668		555,207
Allowance for loan losses	(16,240)		(19,242)
Loans, net	$454,428		$535,965

The following table lists information on nonperforming and certain past due loans:

	December 31,
	2009	2008
	(Dollars in thousands)
Nonaccrual-loans	$50,812	$15,072
Nonaccrual-loans held for sale	7,056	2,025
Restructured loans	831	—
90 days or more past due and still accruing-loans	—	1,040
90 days or more past due and still accruing-loans held for sale	—	1,680

Nonperforming loans, which consist of nonaccrual loans and restructured loans, totaled $58.7 million and $17.1 million at December 31, 2009 and 2008, respectively. Some nonperforming loans are considered to be impaired. Total loans considered impaired and their related reserve balances at December 31, 2009 and 2008 follow:

	December 31,
	2009	2008
	(Dollars in thousands)
Impaired loans without a specific allowance	$36,205	$4,363
Impaired loans with a specific allowance	15,168	9,789
Total impaired loans	$51,373	$14,152
Specific allowance related to impaired loans	$3,785	$3,847
Average balance of impaired loans	$39,925	$17,765
Cash basis interest on impaired loans	$2,469	$669

During 2009, a net loss of $0.6 million was recognized on the sale of foreclosed property and was included in write down and losses on assets. During 2008 and 2007, CIB Marine recognized an immaterial gain and loss, respectively, on such sales.

During 2007, CIB Marine purchased a $48.2 million closed-end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. The purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, loan-to-value ratio of 94%, borrower debt service-to-income ratio of 40%, and FICO score of 709. During the second quarter of 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation. The purchased pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, loan-to-value ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. At December 31, 2009 and 2008, the remaining balance of these two purchased pools was $35.1 million and $52.2 million, respectively, with an allocated allowance for loan losses of $3.9 million and $4.5 million, respectively. Net charge-offs related to these pools for the year ended December 31, 2009 were $11.5 million compared to $12.1 million for the year ended December 31, 2008.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.5 million and $2.0 million at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, CIB Marine had $0.3 million and $0.2 million, respectively, in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at December 31, 2009 and 2008. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

Credit Concentrations

At December 31, 2009, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity compared to fifteen at December 31, 2008. The decrease in the number of concentrations is largely due to the increase in stockholders’ equity, which resulted in a higher threshold for determining credit concentrations. At December 31, 2008, the total outstanding commitments on these borrowing relationships, including lines of credit not fully drawn, ranged from 54% to 109% of equity and 1% to 3% of total loans, and the principal drawn and outstanding on loans in these borrowing relationships ranged from $1.3 million to $14.7 million. As of December 31, 2008 one loan for $9.3 million was 30 days past due.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At December 31, 2009, CIB Marine had credit relationships within four industry groups with loans outstanding exceeding 25% of stockholders’ equity:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
Real Estate, Rental & Leasing	$181.3	39%	214%
Construction	63.9	14	75
Health Care & Social Assistance	41.1	9	47
Accommodation & Food Services	22.9	5	26

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$19,242	$20,706	$20,906
Charge-offs	(30,861)	(25,558)	(8,192)
Recoveries	486	1,888	1,579
Net loan charge-offs	(30,375)	(23,670)	(6,613)
Allowance on loans sold	—	(581)	—
Transfer from accrual for unfunded standby letters of credit to funded standby letters of credit (1)	—	510	—
Provision for loan losses	27,373	22,277	6,413
Balance at end of year	$16,240	$19,242	$20,706
Allowance for loan losses as a percentage of loans	3.45%	3.47%	3.48%

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008.

Director and Officer Loans

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. The loans to directors and principal officers were current at December 31, 2009. The activity in these loans during 2009 and 2008 is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$3,331	$6,695
Loans included in branch sales	—	(3,438)
New loans	596	1,033
Repayments	(1,958)	(959)
Balance at end of year	$1,969	$3,331

Note 6-Premises and Equipment, net

The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Land	$1,146	$1,146
Buildings	3,713	3,689
Leasehold improvements	1,173	1,430
Furniture and equipment	7,911	8,233
	13,943	14,498
Less: accumulated depreciation	(8,896)	(8,704)
	$5,047	$5,794

Depreciation expense for 2009, 2008 and 2007 was $0.7 million, $1.3 million and $1.8 million, respectively. Total rental expense for 2009, 2008 and 2007 was $1.1 million, $1.3 million and $1.6 million, respectively.

CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2020. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2009.

Amount
(Dollars in thousands)
2010	$874
2011	600
2012	532
2013	217
2014	105
Thereafter	579
$2,907

Note 7-Company Held For Disposal and Discontinued Operations

At December 31, 2009 and 2008, assets and liabilities of company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2010.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders and, in December 2006, Canron filed Articles of Dissolution. At both December 31, 2009 and December 31, 2008, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 8-Sale of Branches

During 2008, CIB Marine sold all the branches, substantially all the deposits and the majority of the loan portfolio of its Florida banking subsidiary at book value plus a deposit premium. The deposit premium included cash and equity shares of the purchaser. These equity shares had a market value of $1.0 million on the date of sale. In 2008, CIB Marine recognized a pretax gain of $4.2 million on the sale, which is included in net gain on sale of assets and deposits. The sale agreement also included a contingent earnout provision based on the future balance of the deposits sold. Under this provision, the purchaser pays CIB Marine up to $750,000 at each of the first and second anniversary dates of the sale based on the aggregate balance of the deposits sold as of these dates. Since this contingent compensation is based on future balances of the deposits sold, the contingent compensation was not included in the $4.2 million gain. No contingent earnout was earned in 2009.

During 2007, CIBM Bank, sold the deposits and property and equipment of two Wisconsin branches. At the time of the sale, goodwill of $0.7 million was allocated to one branch, and the deposits and net property and equipment of the sold branches were $49.7 million and $0.4 million, respectively. CIB Marine recognized a pretax gain of $1.1 million on the sales, which is included in net gain on sale of assets and deposits.

Note 9-Federal Home Loan Bank Chicago

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

In October 2007, the FHLBC entered into a consensual Cease and Desist Order (the “FHLBC C&D”) with its regulator, the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (the “FHFA”). Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA ("OS Director"). In July of 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the FHLBC C&D. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment. FHLBC stock is not publicly traded and is restricted in that it can only be sold back at par to the FHLBC or another member institution, with the FHLBC and FHFA’s approval. At both December 31, 2009 and December 31, 2008, CIB Marine had $11.6 million in FHLBC stock, of which $0.9 million and $3.4 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLBC. Impairment in FHLBC stock should be recognized if the investor concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC no impairment has been recorded on the FHLBC stock during 2009, 2008 or 2007.

Note 10-Deposits

The aggregate amount of time deposits of $100,000 or more at December 31, 2009 and 2008 was $112.9 million and $151.1 million, respectively. Included in time deposits are brokered deposits of $8.0 million at December 31, 2009 and $36.0 million at December 31, 2008. Included in time deposits are public deposits totaling $3.4 million and $9.4 million at December 31, 2009 and 2008, respectively, that were collateralized with pledged securities.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

December 31, 2009
(Dollars in thousands)
2010	$288,197
2011	55,602
2012	25,711
2013	8,529
2014	8,381
Thereafter	366
$386,786

Note 11-Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities.

The following is a summary of short-term borrowings:

	At Year end		For the Year
	Balance	Weighted- Average Rate	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
December 31, 2009
Federal funds purchased and securities sold under repurchase agreements	$9,684	0.42%	$11,180	0.76%	$15,939
Federal Home Loan Bank	—	—	8,370	0.46	40,000
Treasury, tax and loan note	2,888	0.00	342	0.00	2,888
Total short-term borrowings	$12,572	0.32%	$19,892	0.62%
December 31, 2008
Federal funds purchased and securities sold under repurchase agreements	$19,908	0.68%	$29,126	1.00%	$30,764
Federal Home Loan Bank	40,000	0.55	78,312	2.29	100,150
Treasury, tax and loan note	2,898	0.00	616	1.68	2,898
Total short-term borrowings	$62,806	0.57%	$108,054	1.94%

In 2004, CIB Marine entered into a Written Agreement with the Federal Reserve Bank. Among other items, the Written Agreement requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt or paying interest on its Debentures.

Note 12-Long-Term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

Federal Home Loan Bank of Chicago

The following table presents information regarding amounts payable to the FHLBC. All of the borrowings shown in the following table are fixed rate borrowings.

December 31,				Scheduled Maturity
2009		2008
Balance	Rate	Balance	Rate
(Dollars in thousands)
$—	—%	$6,000	4.52%	04/24/09
—	—	3,000	4.49	10/26/09
3,000	4.54	3,000	4.54	10/25/10
5,000	3.32	5,000	3.32	02/16/10
5,000	3.95	5,000	3.95	08/15/11
5,000	4.21	5,000	4.21	08/14/12
$18,000	3.95%	$27,000	4.02%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 family loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. As part of a collateral arrangement with the FHLBC, CIB Marine had assets pledged to create potential borrowings of $34.8 million and $68.7 million at December 31, 2009 and 2008, respectively. These assets consisted of securities with a fair value of $61.8 million and $74.8 million at December 31, 2009 and 2008, respectively. As a result, additional borrowings available at the FHLBC at December 31, 2009, were $16.8 million based on $34.8 million in potential borrowings less $18.0 million in outstanding borrowings. Similarly, $1.8 million was available at December 31, 2008, based on $68.7 in potential borrowings less $67.0 million in actual outstanding borrowings.

Junior Subordinated Debentures

CIB Marine had formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in Debentures of CIB Marine. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the Debentures. Interest on the Debentures and distributions on the TruPS were payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the Debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the Debentures. As a result of the Written Agreement entered into with the Federal Reserve Bank, CIB Marine deferred all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. As of September 16, 2009 (the “Filing Date”) and December 31, 2008, CIB Marine had accrued interest payable on its $61.9 million Debentures of $43.5 million and $39.1 million, respectively. As of the Filing Date, interest expense on these Debentures was no longer being accrued. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the Debentures issued to all four of the Trusts.

On September 16, 2009, CIB Marine filed the Plan pursuant to Chapter 11 of the Bankruptcy Code. Under the Plan, approximately $107.2 million of cumulative high-interest indebtedness related to the TruPS was exchanged for 55,624 shares of Series A 7% fixed rate preferred noncumulative perpetual stock with a stated value of $1,000 per share and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share. The Plan was confirmed by the Bankruptcy Court on October 29, 2009 and had a effective date of December 30, 2009 (see Note 14-Stockholders’ Equity for terms of preferred stock). An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in 2009 on the extinguishment of debt securities related to the exchange.

Note 13-Other Liabilities

	December 31,
	2009	2008
	(Dollars in thousands)
Accounts payable	$199	$179
Accrued real estate taxes	155	147
Accrued compensation and employee benefits	562	681
Accrued professional fees	497	490
Accrued other expenses	946	448
Other liabilities	406	278
	$2,765	$2,223

Note 14-Stockholders’ Equity

Preferred Stock

On December 30, 2009, CIB Marine issued $51 million of aggregate amount of CIB Marine Preferred in exchange for $107.2 million of indebtedness related to the TruPS (See also Note 12-Long-term Borrowings and Note 1- Nature of Operations and Emergence from Chapter 11 Bankruptcy). The value CIB Marine Preferred presented in the Consolidated Balance Sheet and the Consolidated Statements of Stockholders’ Equity represents the measure of fair value of the securities at the time of the effective date of the Bankruptcy. This measure of fair value of these securities was based on the methodology employed in the original estimate of fair value provided by an independent third party for the Plan, with various factors and components rolled-forward and updated through year-end 2009. The measurement of fair value included both the income (i.e., discounted cash flow model based on forecasted future earnings and applicable discount factors) and market approaches (i.e., transaction and public company methods based on lower quartile multiples). The key terms of the CIB Marine Preferred are as follows:

	Series A	Series B
Securities issued	Stated value of $47.3 million 55,624 shares issued, par value-$1.00 and liquidation value-$1,000 per share	Stated value of $3.7 million 4,376 shares issued, par value-$1.00 and liquidation value-$1,000 per share

Convertibility to common	None	Each share convertible into 4,000 shares of common stock only upon consummation of a merger transaction where CIB Marine is not the surviving entity and where holders have voting rights

Dividends	7% fixed rate noncumulative, payable quarterly and subject to regulatory approval	7% fixed rate noncumulative payable quarterly and subject to regulatory approval

Redemption/maturity	No stated redemption date and holders cannot compel redemption	No stated redemption date and holders cannot compel redemption

Voting rights	No voting rights unless transaction (merger, share exchange or business combination) would be prejudicial to holders	No voting rights unless transaction (merger, share exchange or business combination) would be prejudicial to holders

Receivables from Sale of Stock

Loans not sufficiently collateralized by assets other than CIB Marine stock and made by CIBM Bank to borrowers who used the proceeds to acquire CIB Marine stock are classified as receivables from sale of stock and are accounted for as a reduction of stockholders’ equity and recorded as receivables from sale of stock, unless the loan had been repaid prior to the issuance of the financial statements. The balances of loans classified as receivables from sale of stock totaled $0.05 million at December 31, 2008. There were no such loans outstanding at December 31, 2009.

Treasury Stock

CIBM Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. Also, during the quarter ended June 30, 2009, CIB Marine repurchased 205,836 shares of stock held in the employee stock ownership plan sponsored by CIB Marine. At both December 31, 2009 and December 31, 2008, 7,452 shares of treasury stock were directly owned by CIBM Bank and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and CIBM Bank are subject to various regulatory capital requirements administered by the banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and CIBM Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, a bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively.

There are five capital categories defined in the regulations: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of CIBM Bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At both December 31, 2009 and 2008, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of December 31, 2008, CIB Marine’s Tier 1 leverage ratio had declined from 7.92% at December 31, 2007 to 3.58% and was below the 4.0% required by the Written Agreement. During 2009, operating losses continued and the capital ratios declined further such that at September 30, 2009, the Tier 1 leverage ratio for CIB Marine was a negative 0.50%. At December 31, 2009, after exchanging the Debentures for CIB Marine Preferred and recording the extraordinary gain on the extinguishment of debt, CIB Marine’s Tier 1 leverage ratio had increased to 12.08%, well above the minimum capital requirement.

Marine Bank stipulated to a C&D effective April 2009. The C&D primarily resulted from the high level of nonperforming assets of Marine Bank and the resulting impact on its financial condition. The C&D required Marine Bank to reduce its exposure to non-performing loans, and to charge-off all loans classified as loss. It also imposed restrictions on Marine Bank’s lending to credits with existing non-performing loans and accruing interest on certain delinquent loans, as well as required Marine Bank to charge-off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retain qualified management, revise lending policies and procedures focused on documentation, maintain an appropriate loan review and grading system, and adopt a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it became effective, could have resulted in more severe restrictions and civil monetary penalties. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the IDFPR assumed state regulatory authority. CIB Marine expects that CIBM Bank will enter into an agreement with the FDIC and IDFPR in the second quarter of 2010 that will be similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and may include the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan for reducing and manage credit concentration. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $4.0 million of capital during 2009. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended. Other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by CIBM Bank to enhance its capital ratios.

Under the definition of capital levels within the Consent Order, a bank is classified as adequately capitalized if it is at or above the targeted level of capital specified in the order. At December 31, 2009, CIBM Bank was adequately capitalized under this definition. As a result, the bank is restricted from issuing or renewing brokered deposits unless it attains permission from the FDIC to do so.

The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$98,461	16.51%	$47,715	8.00%
CIBM Bank	79,120	13.59	46,566	8.00	$58,208	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$90,897	15.24%	$23,858	4.00%
CIBM Bank	71,735	12.32	23,283	4.00	$34,925	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$90,897	12.08%	$30,102	4.00%
CIBM Bank (1)	71,735	9.79	29,317	4.00	$36,646	5.00%

December 31, 2008
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$65,884	10.04%	$52,504	8.00%
Central Illinois Bank	58,451	17.91	26,104	8.00	$32,630	10.00%
Marine Bank	40,505	13.31	24,349	8.00	30,436	10.00

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$32,942	5.02%	$26,252	4.00%
Central Illinois Bank	54,340	16.65	13,052	4.00	$19,578	6.00%
Marine Bank	36,624	12.03	12,174	4.00	18,262	6.00

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$32,942	3.58%	$36,821	4.00%
Central Illinois Bank	54,340	11.10	19,577	4.00	$24,471	5.00%
Marine Bank	36,624	9.00	16,270	4.00	20,337	5.00

(1)
Pursuant to the C&D, effective April 2009, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% of total assets. At December 31, 2009, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.31%.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from CIBM Bank in 2009 or 2008, and at December 31, 2009 CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

Pursuant to the Written Agreement CIB Marine entered into with the Federal Reserve Bank and throughout such time as the Written Agreement remains in effect, CIB Marine cannot declare or pay dividends without first obtaining the consent of the Federal Reserve Bank. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on the CIB Marine Preferred has been paid in full for four consecutive quarters.

Note 15-Other Expense

Other expense consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Correspondent bank charges	$277	$232	$190
Advertising/marketing	317	641	781
Communications	764	857	964
Supplies and printing	179	220	284
Shipping and handling	324	404	454
Collection expense	544	25	17
Recording and filing fees	207	197	192
Insurance	617	452	479
Loan servicing fees	280	350	361
Foreclosed property	121	317	17
Litigation reserve	—	3,400	—
Other expense	826	1,481	1,617
Total other expense	$4,456	$8,576	$5,356

Note 16-Earnings (Loss) Per Share

The following provides a reconciliation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(41,483)	$(36,233)	$(15,211)
Income from discontinued operations	711	1,834	1,440
Loss before extraordinary net gain	(40,772)	(34,399)	(13,771)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	54,497	—	—
Net income (loss)	13,725	(34,399)	(13,771)
Preferred stock dividends	—	NA	NA
Net income (loss) (attributable) available to common stockholders	$13,725	$(34,399)	$(13,771)
Weighted average shares outstanding:
Weighted average common shares outstanding	18,217,608	18,333,779	18,333,779
Effect of dilutive stock options outstanding	—	—	—
Basic	18,217,608	18,333,779	18,333,779
Assumed conversion of Series B preferred to common	95,912	NA	NA
Diluted	18,313,520	18,333,779	18,333,779

Earnings (loss) per share :
Basic:
Loss from continuing operations	$(2.28)	$(1.98)	$(0.83)
Income from discontinued operations	0.04	0.10	0.08
Loss before extraordinary net gain	(2.24)	(1.88)	(0.75)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	2.99	—	—
Net income (loss)	$0.75	$(1.88)	$(0.75)
Diluted:
Loss from continuing operations	$(2.28)	$(1.98)	$(0.83)
Income from discontinued operations	0.04	0.10	0.08
Loss before extraordinary net gain	(2.24)	(1.88)	(0.75)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	2.99	—	—
Net income (loss)	$0.75	$(1.88)	$(0.75)

For each of the years ended December 31, 2009, 2008 and 2007, options to purchase 948,212, 1,149,020, and 1,151,533 shares, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

Note 17-Financial Instruments with Off-Balance Sheet Risk

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	2009	2008
	(Dollars in thousands)
Commitments to extend credit	$37,948	$110,951
Standby letters of credit	2,142	3,913
Mortgage related derivatives	2,055	3,463

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s loan loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements at December 31, 2009 and 2008, is $2.1 million and $3.9 million, respectively, with a weighted average term of approximately 11 months and 8 months at December 31, 2009 and 2008, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee except for overdraft lines of credit, which a fixed maturity date is not established. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. The interest rates range between 1.93% and 18.00% with a weighted average of 4.07%. The maturity dates range between January 2010 and open dated, the latter is related to overdraft protection accounts. For commercial commitment to extend credit, totaling $24.9 million, the maturity dates range between January 2010 and October 2018 with a weighted average of 11 months.

At December 31, 2009 and 2008, CIB Marine had an aggregate notional amount of mortgage related derivatives of $2.1 million and $3.5 million, respectively. These were all used in its residential mortgage banking operations. The amounts subject to market and credit risk at the end of 2009 and 2008 are the notional principal amounts of the repayment obligation of the loan applicant or borrower in the underlying residential mortgage loan. The amount of credit risk with the loan applicant and mortgage banking counterparty was represented by the amount of change in fair value of the derivatives. CIB Marine’s credit risk in the derivatives is limited to the nonperformance of the loan applicants and of the mortgage banking counterparty’s obligations under the terms of the derivatives. Based on management’s assessments, the counterparty was expected to meet its outstanding obligations as of December 31, 2009. Additional disclosures about CIB Marine’s derivatives can be found in Note 22-Fair value. CIB Marine had no other outstanding exchange traded or over-the-counter interest rate derivatives at December 31, 2009 and 2008.

Note 18-Commitments and Contingencies

CIB Marine and CIBM Bank engage in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in CIB Marine’s opinion, would have a material adverse effect on its consolidated financial position.

In July 2009, CIB Marine made a proposal to the TruPS Holders to exchange their TruPS for non-cumulative perpetual preferred stock. In September 2009, the Company obtained the requisite approval of the TruPS Holders and filed a prepackaged plan of reorganization (the “Plan”) pursuant to Chapter 11 of the United States. Bankruptcy Code (“Bankruptcy Code”). Under the Plan, approximately $107.2 million of high-interest cumulative indebtedness was exchanged for 55,624 shares of Series A 7% fixed rate perpetual noncumulative preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and, together with Series A Preferred, the “CIB Marine Preferred”). Each share of the Series B Preferred is convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving the Company. The CIB Marine Preferred has no stated redemption date and the holders of CIB Marine Preferred do not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and are only to be paid at such time as a dividend is declared by CIB Marine, at its discretion, subject to regulatory approval.

On October 29, 2009, the Plan was confirmed by the Federal Bankruptcy Court in Milwaukee, Wisconsin.

The effective date of the Plan was December 30, 2009. On January 6, 2010, the Company announced that it had successfully completed its financial restructuring pursuant to the Plan. While the bankruptcy case for CIB Marine remains open to address certain unresolved claims issues, the implementation of the debt restructuring for the Company has been completed, the Debentures have been cancelled and the CIB Marine Preferred shares have been issued to the former TruPS Holders.

Note 19-Stock-Based Compensation

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At December 31, 2009, options to purchase 780,826 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options. At December 31, 2009, CIB Marine had $0.2 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Shares under option at January 1, 2007	1,172,321	$4.10-22.89	$8.47
Granted	325,500	$3.70-4.10	$3.79	$0.43
Lapsed or surrendered	(199,794)	4.10-22.89	11.20
Exercised	—	—	—
Shares under option at December 31, 2007	1,298,027	$3.70-22.89	$6.87
Granted	5,000	$2.17	$2.17	$0.80
Lapsed or surrendered	(201,410)	3.70-22.89	10.67
Exercised	—	—	—
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Granted	—	$—	$—	$—
Lapsed or surrendered	(267,297)	3.70-22.89	9.01
Exercised	—	—	—
Shares under option at December 31, 2009	834,320	$2.17-22.89	$5.24
Shares exercisable and expected to vest at December 31, 2009	556,620	$2.17-22.89	$5.91
The following table shows activity relating to nonvested stock options:

Nonvested stock options at January 1, 2007	703,550
Granted	325,500
Vested	(146,950)
Forfeited	(69,350)
Nonvested stock options at December 31, 2007	812,750
Granted	5,000
Vested	(230,550)
Forfeited	(59,200)
Nonvested stock options at December 31, 2008	528,000
Granted	—
Vested	(151,800)
Forfeited	(98,500)
Nonvested stock options at December 31, 2009	277,700

The following table summarizes information about stock options outstanding at December 31, 2009.

	Options Outstanding		Options Exercisable
		Weighted			Exercisable
		Average			Weighted
	Number of	Remaining	Average	Weighted	Average	Weighted
Range of Option	Shares	Contractual	Exercise	Shares	Exercise	Average
Prices	Outstanding	Life (Years)	Price	Exercisable	Prices	Contractual Term
$ 0.00 — 2.17	5,000	8.50	$2.17	1,000	$2.17
2.18 — 4.10	765,500	6.00	3.99	491,800	4.03
16.90 — 19.89	34,184	0.56	18.40	34,184	18.40
19.90 — 22.89	29,636	1.84	22.89	29,636	22.89
$ 2.17 — 22.89	834,320	5.64	$5.24	556,620	$5.91	5.95

Note 20-Other Benefit Plans

CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. Employees may enter the plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax deferred basis as permitted by law. In 2009, 2008 and 2007, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.2 million, $0.3 million and $0.3 million in 2009, 2008 and 2007, respectively. All administrative costs to maintain the plan are paid by the plan.

CIB Marine had an Employee Stock Ownership Plan (the “ESOP”) for the benefit of employees who attained a certain number of hours worked and length of service. At December 31, 2008, the ESOP held 205,836 shares of common stock, all of which have been allocated to participants. CIB Marine recognized compensation expense for its contributions to the ESOP. CIB Marine did not make contributions to the ESOP in 2009, 2008 or 2007. Contributions were discretionary and determined annually by the Board of Directors. The administrative costs to maintain the ESOP were paid by the ESOP.

In December 2008, the Board of Directors of CIB Marine and the Board of Administrators of the ESOP approved a resolution to terminate the ESOP. At the termination date, the interest of each participant in the trust fund was distributed to such participant or his or her beneficiary at the time prescribed by the ESOP terms and the Code. CIB Marine paid the costs associated with termination of the ESOP and, as part of the termination, purchased 205,836 shares of CIB Marine common stock at an aggregate price of $366,388 (price as of the date of the last ESOP valuation).

Note 21-Income Taxes

The provision for (benefits from) income taxes on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$(1)	$(499)	$53
State	100	819)	(50)
Deferred tax (benefit)	—	—	—
	$99	$320	$3

In 2009, $0.1 million of state tax expense was recognized in connection with the finalization of various state tax issues.

A reconciliation of the income tax provision (benefit) and income tax (benefit) from continuing operations that would have been provided by applying the federal statutory rate of 35% is as follows:

	For the Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax (benefit) at statutory tax rate	$4,590	35.0%	$(12,570)	(35.0)%	$(5,323)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect	65	0.5	530	1.5	178	1.2
Tax-exempt interest	(25)	(0.2)	(41)	(0.1)	(202)	(1.3)
Affordable housing credits	(360)	(2.7)	(360)	(1.0)	(360)	(2.4)
Valuation allowance	(4,207)	(32.1)	13,018	36.2	5,666	37.2
Other, net	36	0.3	(257)	(0.7)	44	0.3
	$99	0.8%	$320	0.9%	$3	(0.0)%

The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$51,660	$81,510	$66,176
Tax credit carryforwards	3,284	2,928	2,537
Allowance for loan losses	6,486	7,798	8,279
Net unrealized loss in securities available for sale	2,473	4,082	—
Other	1,045	2,309	1,919
Deferred tax assets before valuation allowance	64,948	98,627	78,911
Valuation allowance	(64,209)	(97,571)	(76,868)
Net deferred tax assets	739	1,056	2,043
Deferred tax liabilities:
Fixed assets	$255	$298	$275
Net unrealized loss in securities available for sale	—	—	515
Other	484	758	1,253
Total deferred tax liabilities	739	1,056	2,043
Net deferred tax assets	$—	$—	$—

(1)	Includes U.S. federal and state net operating, capital loss and charitable contribution carryforwards.

In connection with the Company’s emergence from Chapter 11, the then available tax attributes, including federal and state carryforwards, were reduced by the amount of the cancellation of indebtedness income realized. The remaining unutilized federal and state capital loss carryforwards expired at December 31, 2009. The realization of the remaining tax attributes, including net operating loss carryforwards, is further limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually, with the applicable state taxing authorities generally following the federal rules. Together these factors reduced the federal carryforwards available to the Company at December 31, 2009 to approximately $44 million, while the available state carryforwards vary by jurisdiction. The net operating loss carryforwards will expire in varying amounts in 2029 and 2030.

CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2009, 2008 and 2007. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition.

No U.S. federal or state loss carryback potential remains. Due to the significant operating losses in 2006 through 2009, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2009 will be realized in their entirety. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state net deferred tax asset to zero.

On January 1, 2007, CIB Marine adopted the accounting pronouncement regarding accounting for tax uncertainties. which prescribed a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The accounting for uncertainties adjustment was related to CIB Marine’s investment in a Real Estate Investment Trust (“REIT”), owned by its former Illinois banking subsidiary, which was sold in 2004. The cumulative effect of adopting the accounting for tax uncertainties was a $1.0 million increase in liabilities of company held for disposal and a $1.0 million decrease to the January 1, 2007 retained earnings balance.

In December 2008, CIB Marine reached a settlement agreement with the Illinois Department of Revenue (“ILDOR”) regarding its tax exposure related to the REIT. Under the agreement, ILDOR agreed to a accept $0.5 million payment from CIB Marine as settlement in full of any and all open issues, including without limitation, all issues pertaining to the formation and operation of the REIT, causing or contributing to any alleged deficiencies, including all applicable taxes, penalties and interest. As a result of this agreement, CIB Marine reversed in 2008 the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense.

In February 2010, the WDOR agreed to accept a $0.2 million payment in full settlement of all open issues of its Wisconsin subsidiary bank, thereby settling the last known tax exposure as identified by CIB Marine.

CIB Marine files income tax returns in the U. S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U. S. federal tax authorities for years before 2006, and state tax authorities for years before 2005 with the exception of the Wisconsin subsidiary bank whose issues dating back to 2000 were settled with the WDOR in February 2010. At December 31, 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.2 million. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income taxes. CIB Marine does not anticipate material adjustments to the amount of total unrecognized tax benefits within the next twelve months.

The following table reconciles total gross amounts of unrecognized tax benefits at the beginning and end of 2009 and 2008:

Balance at January 1, 2008	$3,897
Additions for positions taken during the current year	48
Additions for positions taken in prior years	92
Reductions resulting from settlements with taxing authorities	(3,677)
Reductions resulting from expiration of statutes	(209)
Balance at December 31, 2008	151

Additions for positions taken in prior years	30
Balance at December 31, 2009	$181

Note 22-Fair Value

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
U.S. government agencies	$19,499	$—	$19,499	$—
States and political subdivisions	30,746	—	30,746	—
Trust preferred securities collateralized debt obligations	3,662	—	—	3,662
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	70,386	—	70,386	—
Residential mortgage-backed securities (non-agencies)	57,554	—	57,554	—
Equity security	974	—	974	—
Mortgage forward sale agreement	5	—	5	—
Mortgage written options	17	—	17	—
Total	$182,993	$—	$179,331	$3,662

Liabilities
Mortgage interest rate lock commitments	$17	$—	$17	$—
Total	$17	$—	$17	$—

		Fair Value for Measurements Made on a Recurring Basis
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets
Available for sale securities	$280,452	$—	$277,198	$3,254	(1)
Interest rate lock commitments	3	—	3	—
Total	$280,455	$—	$277,201	$3,254	(1)

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period
	(Dollars in thousands)
Assets
Loans held for sale	$13,451	$—	$300	$13,151	$(1,775)
Impaired loans (1)	34,735	—	34,735	—	(5,055)
Foreclosed properties	830	—	830	—	(196)
Other equity investments	65	—	—	65	—
Total	$49,081	$—	$35,865	$13,216	$(7,026)

(1)
Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for December 31, 2009. Total impaired loans at December 31, 2009 were $51.4 million.

The following table presents a rollforward for the year ended December 31, 2009, of fair values measured on a recurring basis using significant unobservable inputs (Level 3).

Fair Values Measured on a Recurring Basis with Significant Unobservable Inputs (Level 3)
December 31, 2009
(dollars in thousands)
Available for Sale Securities (1)
Beginning of period balance	$3,254
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	(67)
Included in other comprehensive income	512
Purchases, issuances and settlements	(37)
Transfers in and/or out of Level 3	—
Balance at December 31, 2009	$3,662
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$445

(1)	Structured debt obligations collateralized by pooled TruPS in Other Notes and Bonds.

Gains and losses (realized and unrealized), included in earnings (or changes in net assets) for the year ended December 31, 2009 (above) are reported in other revenues as follows:

Other Revenues
(Dollars in thousands)
Total gains or losses in earnings (or changes in net assets) for the period (above)	$(67)
Change in unrealized gains or losses relating to assets still held at reporting date	$512

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available-for-Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or U.S. dollar London InterBank Offered Rate (“LIBOR”) swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available-for-sale securities using Level 3 inputs were pooled TruPS with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

Interest Rate Lock Commitments, OTC Written Options and Mortgage Forward Sale Agreements. Together referred to as “Mortgage Related Derivatives,” these instruments’ fair values are based on Level 2 quoted prices for similar transactions. The Mortgage Related Derivatives reported are all related to the residential mortgage activity of CIB Marine. Interest Rate Lock Commitments are agreements with customers to originate residential mortgage loans at agreed upon interest rates. OTC Written Options represent CIB Marine’s agreement with a counterparty to deliver each respective loan agreed to under an Interest Rate Lock Commitment at a set price if the loan closes as agreed and within an agreed time period, and Mortgage Forward Sale Agreements represent CIB Marine’s agreement to deliver each respective closed loan as reported in loans held for sale within the agreed time period. Credit risk is minimal due to the combination of relatively low level of activity, the short-term nature of the Mortgage Related Derivatives and the credit worthiness of the counterparty. The carrying value of the Mortgage Related Derivatives are reported in Other Assets and Other Liabilities on the Consolidated Balance Sheet, and gains and losses are recorded in Other Income of the Consolidated Statement of Operations. The Notional Amounts are reported within this Note.

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

Other Equity Investments. Other equity investments are those equity investments represented in Other Assets on the Consolidated Balance Sheet and Note 9-Other Assets that are carried at fair market value when it is below CIB Marine’s cost. The fair value is estimated using Level 3 inputs based primarily on an estimate of CIB Marine’s respective ownership share in the net worth of the entity.

The table below summarizes fair value of financial assets and liabilities at year-end.

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,735	$35,735	$57,231	$57,231
Loans held for sale	13,451	13,451	4,777	4,777
Securities	182,971	182,971	280,452	280,452
Loans, net	454,428	449,584	535,965	533,914
Accrued interest receivable	2,847	2,847	4,289	4,289
Financial liabilities:
Deposits	589,450	595,001	694,632	702,548
Short-term borrowings	12,572	12,572	62,806	62,806
Long-term borrowings	18,000	18,696	27,000	27,985
Junior subordinated debentures	—	—	61,857		(1)
Accrued interest payable	1,204	1,204	41,377	41,377

	December 31, 2009			December 31, 2008
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$37,948	$(17)	$(17)	$110,951	$—	$—
Standby letters of credit	2,142	(6)	(6)	3,913	(24)	(24)
Mortgage related derivatives	2,055	(21)	(21)	3,463	—	—

(1)	See Junior Subordinated Debentures below for estimated fair value information.

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

The following describes the methodology and assumptions used to estimate fair value of financial instruments.

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value. For purposes of this disclosure only, cash equivalents include cash and due from banks, Federal Funds sold and repurchase agreements.

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial mortgage and residential mortgage loans, is estimated based indicative and general sale price levels for commercial mortgages of similar quality and current prices for similar residential mortgage loans offered by mortgage correspondent banks.
Residential mortgage loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly originated residential mortgage loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Loans Receivable. The fair values of loans receivable were estimated by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value of loans receivable is net of the allowance for loan losses.

Federal Home Loan Bank. There is no market for Federal Home Loan Bank stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and FHFA’s approval. As a result its cost, also its par amount at this time, represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both December 31, 2009 and 2008.

Accrued Interest Receivable. The carrying amounts of accrued interest approximate its fair value.

Deposit Liabilities. The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The estimated fair value of fixed time deposits is based on discounted cash flow analyses. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Short-term Borrowings. The carrying value of short-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using cash flows discounted at a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Long-term Borrowings. The fair market value of long-term borrowings payable were based on discounted cash flows using current quoted rates as the discount rate.

Junior Subordinated Debentures. An estimate of fair value of the Debentures for December 31, 2008 was not made because it was not practicable to make such estimate at that time.

Accrued Interest Payable. The carrying amount of accrued interest is used to approximate its fair value.

Off-Balance Sheet Instruments. The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments, net of accrued liability for probable losses.

The fair value of mortgage related derivatives are estimated using Level 2 quoted prices for similar transactions described within this Note.

Note 23-Parent Company Financial Statements

The condensed financial statements of the parent company only, are presented as follows:

Condensed Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$4,063	$13,237
Investments in subsidiaries	79,533	99,894
Loans to subsidiaries	—	604
Premises and equipment, net	388	512
Investment in subsidiary held for disposal	24	(687)
Other investments	1,038	885
Income tax receivable	239	789
Other assets	302	1,871
Total assets	$85,587	$117,105
Liabilities
Loans to subsidiaries-subscribed stock	$—	$51
Accrued interest payable	—	39,090
Junior subordinated debentures	—	61,857
Other liabilities	892	1,305
Total liabilities	892	102,303
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000,	51,000	—
Common stock, $1 par value; 50,000,000 authorized shares;18,346,442 issued shares, 18,135,395 at December 31, 2009 and 18,341,231 at December 31, 2008 outstanding shares	18,346	18,346
Capital surplus	158,682	158,613
Accumulated deficit	(136,621)	(151,936)
Accumulated other comprehensive loss related to available for sale securities	(1,290)	(10,008)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,893)	—
Accumulated other comprehensive loss, net	(6,183)	(10,008)
Receivables from sale of stock	—	(51)
Treasury stock shares at cost; 218,499 at December 31, 2009 and 12,663 at December 31, 2008	(529)	(162)
Total stockholders’ equity	84,695	14,802
Total liabilities and stockholders’ equity	$85,587	$117,105

Condensed Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest and Dividend Income
Dividends from subsidiaries	$—	$—	$—
Loan and other interest from subsidiaries	28	319	1,216
Total interest and dividend income	28	319	1,216
Interest Expense
Junior subordinated debentures	6,284	8,887	8,556
Total interest expense	6,284	8,887	8,556
Net interest loss	(6,256)	(8,568)	(7,340)
Noninterest income
Equity in undistributed loss of subsidiaries	(28,607)	(13,537)	(695)
Fees from subsidiaries	1,541	5,111	5,894
Gain on sale of assets, net	—	—	191
Other income	2	503	223
Total noninterest loss	(27,064)	(7,923)	5,613
Noninterest expense
Compensation and employee benefits	2,850	6,842	7,134
Equipment	303	475	716
Occupancy and premises	215	576	742
Professional services	2,599	2,986	2,083
Write down and losses on assets	825	3,232	21
Other	914	4,653	1,593
Total noninterest expense	7,706	18,764	12,289
Loss before income taxes and extraordinary net gain	(41,026)	(35,255)	(14,016)
Income tax benefit	(254)	(856)	(245)
Loss before extraordinary net gain	(40,772)	(34,399)	(13,771)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	54,497	—	—
Net income (loss)	13,725	(34,399)	(13,771)
Preferred stock dividends	—	—	—
Net income (loss) (attributable) available to common stockholders	$13,725	$(34,399)	$(13,771)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$13,725	$(34,399)	$(13,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed loss of subsidiaries	28,507	13,537	695
Depreciation and amortization	181	289	427
Write down and losses on assets	825	3,232	21
Deferred tax benefit	—	(3,297)	—
Gain on sale of assets	—	—	(191)
Decrease (increase) in interest receivable and other assets	(2,031)	(2,220)	1,875
Increase in interest payable junior subordinated debentures	6,242	8,832	8,501
Increase (decrease) in other interest payable and other liabilities	(921)	3,776	(624)
Net cash used in operating activities before extraordinary net gain	46,528	(10,250)	(3,067)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	(54,497)	—	—
Net cash used in operating activities	(7,969)	(10,250)	(3,067)
Cash Flows from Investing Activities:
Net (increase) decrease in loans	(51)	4	(537)
Capital (expenditures) sales	(127)	18	(101)
Decrease in investment in subsidiaries held for disposal	(711)	(2,282)	(1,226)
Net cash used in investing activities	(889)	(2,260)	(1,864)
Cash Flows from Financing Activities:
Purchase of treasury stock	(367)	—	—
Reduction in receivable from the sale of stock	51	—	30
Net cash (used in) provided by financing activities	(316)	—	30
Net decrease in cash and cash equivalents	(9,174)	(12,510)	(4,901)
Cash and cash equivalents, beginning of year	13,237	25,747	30,648
Cash and cash equivalents, end of year	$4,063	$13,237	$25,747
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment debentures, net	106,005	—	—
Issuance of preferred stock	51,000	—	—

See Note 14-Stockholders Equity for discussion on the issuance of CIB Marine Preferred and gain on extinguishment of debt.

Note 24-Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
2009
Total interest income	$11,041	$10,136	$9,416	$8,816	$39,409
Total interest expense	7,359	7,017	6,194	3,356	23,926
Net interest income	3,682	3,119	3,222	5,460	15,483
Provision for loan losses	3,043	6,158	10,029	8,143	27,373
Net interest income (loss) after provision for loan losses	639	(3,039)	(6,807)	(2,683)	(11,890)
Gain on sale of securities	551	—	—	—	551
Other noninterest income (loss)	306	385	348	(90)	949
Other noninterest expense	7,284	7,594	8,166	7,950	30,994
Loss from continuing operations before income taxes	(5,788)	(10,248)	(14,625)	(10,723)	(41,384)
Income tax expense (benefit)	—	100	(1)	—	99
Loss from continuing operations	(5,788)	(10,348)	(14,624)	(10,723)	(41,483)
Discontinued operations:
Pretax income from discontinued operations	—	—	711	—	711
Tax effect for discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	711	—	711
Loss before extraordinary net gain	(5,788)	(10,348)	(13,913)	(10,723)	(40,772)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	54,497	54,497
Net income (loss)	(5,788)	(10,348)	(13,913)	43,774	13,725
Preferred stock dividends	NA	NA	NA	—	—
Net income (loss) (attributable) available to common stockholders	$(5,788)	$(10,348)	$(13,913)	$43,774	$13,725
Earnings (loss) per share:
Basic
Continuing operations	$(0.32)	$(0.57)	$(0.81)	$(0.59)
Discontinued operations	0.00	0.00	0.04	0.00
Loss before extraordinary net gain	(0.32)	(0.57)	(0.77)	(0.59)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	3.00
Net income (loss)	$(0.32)	$(0.57)	$(0.77)	$2.41
Diluted
Continuing operations	$(0.32)	$(0.57)	$(0.81)	$(0.59)
Discontinued operations	0.00	0.00	0.04	0.00
Loss before extraordinary net gain	(0.32)	(0.57)	(0.77)	(0.59)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	2.94
Net income (loss)	$(0.32)	$(0.57)	$(0.77)	$2.35

2008
Total interest income	$15,801	$14,071	$13,548	$12,721	$56,141
Total interest expense	9,780	8,712	8,219	7,790	34,501
Net interest income	6,021	5,359	5,329	4,931	21,640
Provision for loan losses	808	8,525	10,141	2,589	22,063
Net interest income (loss) after provision for loan losses	5,213	(3,166)	(4,812)	2,342	(423)
Other noninterest income	433	457	4,661	607	6,158
Other noninterest expense	8,357	11,259	9,879	12,153	41,648
Loss from continuing operations before income taxes	(2,711)	(13,968)	(10,030)	(9,204)	(35,913)
Income tax expense	44	2	88	186	320
Loss from continuing operations	(2,755)	(13,970)	(10,118)	(9,390)	(36,233)
Discontinued operations:
Pretax income (loss) from discontinued operations	8	(36)	493	28	493
Tax effect for discontinued operations (1)	7	28	1,571	(2,947)	(1,341)
Net income (loss) from discontinued operations	1	(64)	(1,078)	2,975	1,834
Net loss	$(2,754)	$(14,034)	$(11,196)	$(6,415)	$(34,399)
Earnings (loss) per share:
Basic
Continuing operations	$(0.15)	$(0.76)	$(0.55)	$(0.52)
Discontinued operations	0.00	(0.01)	(0.06)	0.17
Net Loss	$(0.15)	$(0.77)	$(0.61)	$(0.35)
Diluted
Continuing operations	$(0.15)	$(0.76)	$(0.55)	$(0.52)
Discontinued operations	0.00	(0.01)	(0.06)	0.17
Net loss	$(0.15)	$(0.77)	$(0.61)	$(0.35)

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

There were no disagreements with accountants on accounting and financial disclosures.

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

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, management has concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

CIB Marine’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CIB Marine’s internal controls over financial reporting as of December 31, 2009 based on the framework and criteria established in Internal Controls-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that CIB Marine’s internal control over financial reporting is effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of CIB Marine’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CIB Marine’s registered public accounting firm pursuant to temporary rules of the SEC that permit CIB Marine to provide only management’s report in this annual report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect CIB Marine’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 27, 2010, except for information as to executive officers which is set forth in Part I of this Form 10-K report.

Code of Ethics

CIB Marine has adopted a Code of Ethics (the “Code”) which applies to all of CIB Marine’s directors, officers and employees. A copy of the Code may be accessed on CIB Marine’s website at www.cibmarine.com by clicking on the “Code of Ethics Policy” link in the Corporate Governance section of the website.

Audit Committee & Audit Committee Financial Expert

CIB Marine’s Board of Directors has established an Audit Committee to assist the Board in its general oversight of CIB Marine’s financial reporting, internal controls and audit functions. As of December 31, 2009, the committee comprised directors C. Baker, Longman, Trilling and Zimmerman. Mr. Longman serves as the committee’s Chairman.

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

The Audit Committee has established a sub-committee, the Accounting Issues Committee, to assist it in addressing the complex accounting issues facing the Company. Members of the Accounting Issues Committee meet as core accounting issues arise that require further oversight and independence from management.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 27, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 27, 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, regarding shares outstanding and available for issuance under CIB Marine’s existing equity compensation plans.

Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	834,320	$5.24	780,826
Equity compensation plans not approved by security holders	—	—	—
Total	834,320	$5.24	780,826

(1)
See Item 8, Note 2-Summary of Significant Accounting Policies-Stock-Based Compensation and Note 19-Stock-Based Compensation in Part II of this Form 10-K for additional information regarding CIB Marine’s stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 27, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 27, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets as of December 31, 2009 and 2008.
•	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008, and 2007.
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.
•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.

(a)(3) Exhibits

Exhibit No.	Exhibit
2.1
Prepackaged Plan of Reorganization dated July 16, 2009 of CIB Marine Bancshares, Inc. filed under Chapter 11 of United States Bankruptcy Code in United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

2.2	Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin.

2.3	Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin.

3.1
Amended and Restated Articles of Incorporation of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

3.2	Bylaws of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

10.1
Purchase and Assumption Agreement by and Among Citrus Bank, National Associations, CIB Marine Bancshares, Inc. and 1st United Bank (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 4, 2008, and amended on Exhibit 99.1 on Form 8-K dated May 14, 2008).

*10.2
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

*10.3
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

*10.6
CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.7	CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).

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

*10.10
Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.2 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2008).

*10.11
Amendment to Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2008).

*10.12
Agreement between Edwin J. Depenbrok and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on August 14, 2009).

*10.13
Agreement between Daniel Rasmussen and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010).

21	Subsidiaries of CIB Marine Bancshares, Inc.

23.1	Consent of Crowe Horwath LLP

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

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

CIB MARINE BANCSHARES, INC.
(registrant)

By: /s/ JOHN P. HICKEY, Jr.
Date: March 25, 2010	John P. Hickey, Jr.
Chairman of the Board of Directors
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr.	Chairman of the Board of Directors	March 25, 2010
John P. Hickey, Jr.	President and Chief Executive
Officer (Principal Executive Officer)

/s/ EDWIN J. DEPENBROK	Chief Financial Officer (Principal	March 25, 2010
Edwin J. Depenbrok	Financial and Accounting Officer)

/s/ CHARLES E. BAKER	Director	March 25, 2010
Charles E. Baker

/s/ STANLEY J. CALDERON	Director	March 25, 2010
Stanley J. Calderon

/s/ GARY L. LONGMAN	Director	March 25, 2010
Gary Longman

/s/ DONALD M. TRILLING	Director	March 25, 2010
Donald M. Trilling

/s/ HOWARD E. ZIMMERMAN	Director	March 25, 2010
Howard E. Zimmerman

CIB Marine Bancshares, Inc.

INDEX TO EXHIBITS
(Item 15(a)3)

ITEM

2.2	Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin.

2.3	Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin.

21	Subsidiaries of CIB Marine

23.1	Consent of Crowe Horwath LLP

23.1	Consent of KPMG LLP

31.1	Certification of John P. Hickey, Jr., Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of John P. Hickey, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Edwin J. Depenbrok, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.