Form 10-Q
period 2010-03-31
CIB MARINE BANCSHARES INC
filed 2010-05-13
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐

As of April 30, 2010 there were 18,346,442 shares issued and 18,135,395 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2010, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$54,513	$30,235
Reverse repurchase securities	—	5,000
Federal funds sold	500	500
Total cash and cash equivalents	55,013	35,735
Securities available for sale	171,263	182,971
Loans held for sale	8,684	13,451
Loans	450,544	470,668
Allowance for loan losses	(16,954)	(16,240)
Net loans	433,590	454,428
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	4,941	5,047
Accrued interest receivable	2,697	2,847
Foreclosed properties	748	830
Assets of company held for disposal	1,171	1,171
Other assets	2,061	1,822
Total assets	$691,723	$709,857
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$50,283	$52,750
Interest-bearing demand	31,915	32,325
Savings	121,929	117,589
Time	378,714	386,786
Total deposits	582,841	589,450
Short-term borrowings	7,597	12,572
Long-term borrowings	13,000	18,000
Accrued interest payable	1,058	1,204
Liabilities of company held for disposal	1,171	1,171
Other liabilities	2,580	2,765
Total liabilities	608,247	625,162
Commitments and contingent liabilities (Note 12)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,442 issued shares; 18,135,395 outstanding shares at March 31, 2010 and December 31, 2009	18,346	18,346
Capital surplus	158,492	158,682
Accumulated deficit	(138,980)	(136,621)
Accumulated other comprehensive income (loss) related to available for sale securities	136	(1,290)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,989)	(4,893)
Accumulated other comprehensive loss, net	(4,853)	(6,183)
Treasury stock shares at cost; 218,499 at March 31, 2010 and December 31, 2009	(529)	(529)
Total stockholders’ equity	83,476	84,695
Total liabilities and stockholders’ equity	$691,723	$709,857

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Interest and Dividend Income
Loans	$5,857	$7,288
Loans held for sale	4	9
Securities:
Taxable	2,246	3,629
Tax-exempt	3	4
Federal funds sold	20	111
Total interest and dividend income	8,130	11,041
Interest Expense
Deposits	2,487	4,825
Short-term borrowings	9	66
Long-term borrowings	157	279
Junior subordinated debentures	—	2,189
Total interest expense	2,653	7,359
Net interest income	5,477	3,682
Provision for loan losses	2,672	3,043
Net interest income after provision for loan losses	2,805	639
Noninterest Income
Loan fees	23	29
Deposit service charges	218	221
Other service fees	26	27
Other income	27	1
Net gains on sale of securities	95	551
Net gain on sale of assets	115	28
Total noninterest income	504	857
Noninterest Expense
Compensation and employee benefits	2,603	4,017
Equipment	218	309
Occupancy and premises	547	574
Data processing	194	258
Federal deposit insurance	530	333
Professional services	561	859
Write down and losses on assets	142	—
Other expense	873	934
Total noninterest expense	5,668	7,284
Loss from continuing operations before income taxes	(2,359)	(5,788)
Income tax expense	—	—
Loss from continuing operations	(2,359)	(5,788)
Income from discontinued operations	—	—
Net Loss	(2,359)	(5,788)
Preferred stock dividends	—	—
Net loss attributable to common stockholders	$(2,359)	$(5,788)
Loss Per Share
Basic loss from continuing operations	$(0.13)	$(0.32)
Diluted loss from continuing operations	$(0.13)	$(0.32)

Weighted average shares-basic	18,127,943	18,333,779
Weighted average shares-diluted	18,127,943	18,333,779

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Stock Receivables and
`	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance at January 1, 2009	18,346,442	$18,346	$—	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive loss:
Change in unrealized gains/(losses) on securities available for sale, net of reclassification	—	—	—	—	—	614	—	614
Realized gains on available for sale securities	—	—	—	—	—	(551)	—	(551)
Net loss	—	—	—	—	(5,788)	—	—	(5,788)
Total comprehensive loss								(5,725)
Stock option expense	—	—	—	38	—	—	—	38
Reduction of receivables from sale of stock	—	—	—	—	—	—	51	51
Balance, March 31, 2009	18,346,442	$18,346	$—	$158,651	$(156,134)	$(11,535)	$(162)	$9,166

Balance, January 1, 2010	18,346,442	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized gains/(losses) on securities available for sale, net of reclassification	—	—	—	—	—	1,425	—	1,425
Realized gains on available for sale securities	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(2,359)	—	—	(2,359)
Total comprehensive loss								(1,029)
Stock option benefit	—	—	—	(190)	—	—	—	(190)
Balance, March 31, 2010	18,346,442	$18,346	$51,000	$158,492	$(138,980)	$(4,853)	$(529)	$83,476

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	(2,359)	(5,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	26	(22)
Depreciation and other amortization	9	(79)
Provision for loan losses	2,672	3,043
Originations of loans held for sale	(1,842)	(3,943)
Proceeds from sale of loans held for sale	7,406	4,262
Net gain on sale of assets	(115)	(36)
Net gain on sale of securities	(95)	(551)
Write down and losses on assets	142	8
Decrease (increase) in interest receivable and other assets	(295)	271
Increase (decrease) in accrued interest payable and other liabilities	(310)	2,613
Net cash provided by (used in) operating activities	5,239	(222)
Cash Flows from Investing Activities
Maturities of securities available for sale	325	25,158
Purchase of securities available for sale	—	(9,648)
Proceeds from sale of securities available for sale	714	13,308
Repayments of asset and mortgage-backed securities available for sale	12,236	17,608
Net decrease in other investments	17	29
Net decrease in loans	17,390	12,303
Premises and equipment disposals	3	—
Premises and equipment expenditures	(45)	(50)
Net cash provided by investing activities	30,640	58,708
Cash Flows from Financing Activities
Decrease in deposits	(6,626)	(657)
Net decrease in short-term borrowings	(4,975)	(43,695)
Repayment of long-term borrowings	(5,000)	—
Net decrease in receivables from sale of stock	—	51
Net cash used in financing activities	(16,601)	(44,301)
Net increase in cash and cash equivalents	19,278	14,185
Cash and cash equivalents, beginning of period	35,735	57,231
Cash and cash equivalents, end of period	$55,013	$71,416
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$2,799	$5,286
Income taxes	182	—
Supplemental Disclosures of Noncash Activities
Transfer of loans to loans held for sale	750	—
Transfer of loans to foreclosed properties	—	929

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or the “Company”) 2009 Annual Report on Form 10-K (“2009 Form 10-K”). References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. Effective June 26, 2009, CIB Marine’s Wisconsin-chartered subsidiary bank, Marine Bank merged with and into its Illinois-chartered subsidiary bank, Central Illinois Bank, and the combined bank name was changed to CIB Marine Bank. On August 17, 2009 CIB Marine Bank changed its name to CIBM Bank. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to Accounting Standards Codification (“ASC”) Topic 810 which revised and changed how CIB Marine would determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether CIB Marine is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and CIB Marine’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 will also require new disclosures regarding any involvement with variable interest entities and significant changes to risk due to that involvement. The amendment to ASC 810 was effective January 1, 2010 and the adoption did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures.

Note 2- Emergence from Chapter 11 Bankruptcy

As of April 30, 2009, the Company was in default on each of its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002 (see Note 8-Long-Term Borrowings). The holders of the TruPS (the “TruPS Holders”) could have accelerated, at their discretion, the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (“the Plan”) that was presented to the TruPS Holders for their approval. Under the Plan, approximately $105.3 million of principal and accrued interest on the Debentures would be exchanged for two series of preferred stock.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock valued at $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”) were issued. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion, subject to regulatory approval (see Note 9-Stockholders’ Equity).

On May 10, 2010, the Bankruptcy Court issued its Final Decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

Under the Plan, holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own approximately 49% of the outstanding common stock of CIB Marine.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2010 and December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2010
U.S. government agencies	$18,592	$785	$—	$19,377
States and political subdivisions	29,797	1,185	93	30,889
Trust preferred collateralized debt obligations	8,518	—	5,000	3,518
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	61,092	2,791	—	63,883
Residential mortgage-backed securities (non-agencies (1))	57,632	130	4,701	53,061
Equity security	335	50	—	385
Total securities available for sale	$176,116	4,941	9,794	$171,263
December 31, 2009
U.S. government agencies	$18,588	$911	$—	$19,499
States and political subdivisions	30,126	858	238	30,746
Trust preferred collateral debt obligations	8,535	—	4,873	3,662
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	67,697	2,689	—	70,386
Residential mortgage-backed securities (non-agencies (1))	63,103	92	5,641	57,554
Equity security	955	19	—	974
Total securities available for sale	$189,154	$4,569	$10,752	$182,971

(1)	Non-agency mortgage backed securities comprise non-agency mortgage backed securities and collateralized mortgage obligations secured by residential mortgages.

Securities available for sale with a carrying value of $100.6 million and $132.3 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a fed funds and letter of credit guidance facility at a correspondent bank and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$11,618	$11,936
Due after one year through five years	13,953	14,889
Due after five years through ten years	13,388	14,034
Due after ten years	18,098	13,075
	57,057	53,934
Residential mortgage-backed securities (agencies)	61,092	63,883
Residential mortgage-backed securities (non-agencies)	57,632	53,061
Equity security	335	385
Total securities available for sale	$176,116	$171,263

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2010
States and political subdivisions	$4,226	$38	$908	$55	$5,134	$93
Trust preferred collateralized debt obligations	—	—	3,518	5,000	3,518	5,000
Residential mortgage-backed securities (non-agencies)	11	—	39,856	4,701	39,867	4,701
Total securities with unrealized losses	$4,237	$38	$44,282	$9,756	$48,519	$9,794
Securities without unrealized losses					122,744
Total securities available for sale					$171,263

December 31, 2009
States and political subdivisions	$6,595	$174	$899	$64	$7,494	$238
Trust preferred collateralized debt obligations	—	—	3,662	4,873	3,662	4,873
Residential mortgage-backed securities (non-agencies)	5,902	17	43,591	5,624	49,493	5,641
Total securities with unrealized losses	$12,497	$191	$48,152	$10,561	$60,649	$10,752
Securities without unrealized losses					122,322
Total securities available for sale					$182,971

For those securities with fair value less than cost at March 31, 2010, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be other-than-temporarily impaired (“OTTI”); except for the following: (1) two mortgage-backed securities (non-agency) (“Non-agency MBS”) with $0.3 million credit-related OTTI during 2009 and (2) two structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt included in other notes and bonds collateralized debt obligations with $0.07 million credit-related OTTI during 2009. No additional OTTI was recognized during the first quarter of 2010.

Proceeds from the sales of securities available for sale during the first quarter of 2010 and 2009 were $0.7 million and $13.3 million and CIB Marine realized a $0.1 million and $0.6 million gain on sale, respectively.

Net unrealized losses on investment securities at March 31, 2010 were $4.9 million compared to $6.2 million at December 31, 2009. At March 31, 2010, trust preferred collateral debt obligations accounted for $5.0 million and Non-agency MBS accounted for $4.6 million in net unrealized losses. The remaining securities had net unrealized gains of $4.7 million at March 31, 2010.

States and Political Subdivisions (“Municipal Securities”). At March 31, 2010 for those municipal securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one security rated B. That security had a par value of $2.5 million and an unrealized loss of $0.03 million. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell any of its municipal securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss As a result CIB Marine has not recognized any credit or non-credit related OTTI on its municipal securities.

Trust Preferred Collateralized Debt Obligations. At March 31, 2010, CIB Marine held $8.7 million par value with an amortized cost of $8.5 million and $3.5 million fair value of structured debt obligations collateralized by diversified pools of bank TruPS and subordinated debt and to a lesser extent insurance company and real estate investment trust debt. None of CIB Marine’s other note and bond security holdings, beneficial or otherwise, of TruPS or subordinated debt issued by organizations in the financial industry are in the form of a single-issuer debt obligation. The fair value of these securities was $3.7 million at December 31, 2009. To a limited extent these securities are protected against credit loss by credit enhancements such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, they also may be a security that is subordinated to more senior classes as identified later in this section.

CIB Marine evaluates for credit related OTTI by evaluating estimated discounted cash flows and comparing this to the current amortized cost of each respective security. When the estimated discounted cash flows are less than the current amortized cost of a security, a credit related OTTI charge is recognized through earnings.

Key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 3% and declining towards 0.25% by year 2014, loss severity rates of approximately 85% and prepayment speeds of approximately 1% per annum. In addition, individual issuers within the collateral pool were evaluated for potential default based on performance information, and those amounts were compared to the current assessed level of defaults that would reduce the yield through the maturity of the securities from the original yield at acquisition. Resulting cash flows were projected considering the affects of related subordinated securities and various waterfall rules applied to CIB Marine’s security and those related to other securities that were issued and that share a senior or subordinated interest in the collateral pool. From these projected cash flows expected credit loss outcomes through maturity were derived for CIB Marine’s security holdings.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its other notes and bonds before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities.” For CIB Marine’s holdings in PreTSL 23 and 26 at March 31, 2010 the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (“PIK”) at their last payment date in June 2009 and are expected to continue to receive PIK rather than cash for an extended period of time. Taken in combination with expanded expected future deferrals and defaults given the deterioration in the financial industry these two securities are considered to be OTTI. The cash that is received from performing issuers in each respective collateral pools will be directed to pay down the par values of certain classes senior to the class held by CIB Marine thereby reducing the more senior classes’ par values and by this process itself improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK acts like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for $0.07 million in credit-related OTTI recorded during 2009. It is estimated for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 12% and 18%, respectively, of currently performing collateral to immediately defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, CIB Marine considers them to be OTTI and had recorded $0.07 million in credit-related OTTI during 2009, and placed them on non-accrual. Further deterioration in the financial industry beyond what is currently expected potentially could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $3.7 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) as of March 31, 2010 is largely related to a decline in prices in these securities over the course of the past few years due to the lack of demand and liquidity in this security sector, the deteriorated condition of the economy, capital markets and banking industry and the perceptively higher risk today that losses in the collateral pools could be higher than what is currently expected. With the exception of the contractual PIK process described earlier in this section, all the respective securities were performing as to full and timely payments at March 31, 2010 as permitted under the contractual arrangements.

Additional information as of March 31, 2010, related to these debt obligations and related OTTI is provided in the table below:

Structured Debt Obligations Collateralized Primarily by Pooled Trust Preferred Securities
Deal	Class (1)	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances/ Break in Yield (3)/Coverage (4)
(dollars in thousands)
PreTSL 23	C-FP	$747	$187	$67	$(559)	C/NR/C	23/12/(17)
PreTSL 26	B-1	3,949	808	—	(3,141)	Ca/NR/CC	28/18/(21)
PreTSL 27	A-1	1,878	1,210	—	—	A3/BBB(n)/A(n)	25/37/19
PreTSL 28	A-1	1,945	1,313	—	—	A3/BBB(n)/A(n(	18/39/32

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

Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security holding based upon the relative credit quality and liquidity premiums applicable to each security. At March 31, 2010, CIB Marine had Non-agency MBS holdings of $58.6 million par value with a fair value of $53.1 million, down from holdings at December 31, 2009, of $64.2 million par value with a fair value of $57.6 million. The decline of $5.6 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through March 31, 2010, have all been timely and in full.

At the time of purchase, where Moody’s, Standard and Poor’s or Fitch (“rating agencies”) had rated one of CIB Marine’s Non-agency MBS they were rated AAA, and in every case at least two of the rating agencies had rated each security. In no case did any one of the rating agencies rate any security other than AAA at the time of purchase. In addition, at March 31, 2010, all these securities were performing with respect to the full and timely receipt of principal and interest payments due to CIB Marine. At March 31, 2010 securities with a par value of $26.7 million and unrealized losses of $4.1 million were below investment grade compared to securities with a par value of $24.0 million and unrealized losses of $4.1 at December 31, 2009. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of the rating agencies.

Total Non-Agency Mortgage Backed Securities Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$19,409	$19,061	$(161)
AA	1,649	1,632	(87)
A	6,941	6,890	(66)
BBB	3,966	3,947	(176)
BB or below (1)	26,669	26,102	(4,081)
Total	$58,634	$57,632	$(4,571)

(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally rated AAA.

The predominant form of underlying collateral in the Non-agency MBS is fixed rate, first lien single family residential mortgages of both conforming and jumbo mortgage size with both traditional and non-traditional underwriting qualities (e.g., prime jumbo, conforming Alt-A and jumbo Alt-A each of which includes reduced documentation types). All of CIB Marine’s Non-agency MBS are senior in position to subordinated tranches of securities issued to absorb losses, to the extent they are able, prior to CIB Marine’s securities. The securities are from vintages between and including 2002 through 2006. At March 31, 2010, the vintages from 2004 or earlier represented $22.6 million in amortized cost with a market value of $21.9 million and an unrealized loss of $0.3 million, and the vintages from 2005 through 2006 represented $35.4 million in amortized cost with a market value of $31.1 million and an unrealized loss of $4.3 million. At March 31, 2010, the balance weighted mean and median percentages for each security, respectively, of various delinquency and nonperformance measures to the total mortgage loans collateralizing those securities were: (1) 4.8% and 2.0%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 3.4% and 1.6%, respectively, for loans in foreclosure plus other real estate owned, and (3) 8.2% and 3.9%, respectively, for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 32.7%. The State of California represents the highest geographic concentration of loans with a range of loans within each respective securities collateral pool ranging from 14% to 100% from California but with the majority of the securities within 30% to 50%.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for two securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those two securities, OTTI recognized in earnings was $0.3 million during all of 2009 and none during the first quarter of 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected or if CIB Marine decides to intend to sell, sells or more likely than not becomes required to sell the securities prior to full recovery of their respective amortized cost bases. Prior to 2009, all OTTI, credit and non-credit related, was required to be recognized into earnings.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for the first quarter of 2010 included annualized prepayment speeds ranging between 6% and 12%, future cumulative default rates ranging between 31% and 42%, weighted average loss severity rates ranging between 46% and 48%, and resulting future cumulative collateral loss rates ranging between 14% and 20%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

Total Non-Agency Mortgage Backed Securities with OTTI At March 31, 2010

Credit Category	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (3)	Range of Mean Original Loan to Values (3)	Vintages	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$0	$0	$0	$0	NA	NA	NA	NA
Below Investment Grade (1)	2,955	1,666	(537)	(1,289)	24 – 33%	72 - 73%	2006	1.1 – 2.6%
Total	$2,955	$1,666	$(537)	$(1,289)	24 – 33%	72 - 73%	2006	1.1 – 2.6%

(1)	BB and lower credit ratings are considered to be below investment grade. All the securities were originally AAA.
(2)
During 2008, $1.6 million of non credit related OTTI was recognized in earnings as well. This was added back to retained earnings (but through earnings) and transferred to AOCI on adoption of ASC 320-10-65 on January 1, 2009.

(3)
Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Nonperforming loans here means past due 60 or more days, in foreclosure or held as real estate owned. The full amount of nonperforming loans are not expected to translate into a dollar for dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers

Equity Securities. At March 31, 2010 and December 31, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $0.3 million and $1.0 million in cost basis and $0.4 million and $1.0 million in fair value, respectively. During the first quarter of 2010, $0.6 million of these securities were sold which resulted in a gain of $0.1 million.

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

Roll forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that has been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Beginning of year balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in other comprehensive income	$603	$202
Additions for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	—	—
Balance at end of period of credit losses related to OTTI for which a portion was recognized in other comprehensive income	$603	$202

Note 4- Loans and Allowance for Loan Losses

The components of loans were as follows:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$63,687	14.2%	$71,921	15.3%
Commercial real estate	242,076	53.9	243,811	51.9
Commercial real estate construction	46,826	10.4	49,795	10.6
Residential real estate	17,239	3.8	19,322	4.1
Home equity loans	76,777	17.1	81,832	17.5
Consumer loans	2,704	0.6	2,701	0.6
Gross loans	449,309	100.0%	469,382	100.0%
Deferred loan costs	1,235		1,286
Loans	450,544		470,668
Allowance for loan losses	(16,954)		(16,240)
Loans, net	$433,590		$454,428

A troubled debt restructured (“TDR”) on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of March 31, 2010, there were $14.4 million TDR loans of which $13.6 million were classified as nonaccrual and $0.8 million were classified as restructured loans.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of, and conduct banking transactions with, CIB Marine’s subsidiary banks in the ordinary course of business. There were $2.0 million in loans to directors and principal officers at December 31, 2009 and at March 31, 2010, there were no loans to directors or principal officers due to a change in the board of directors.

At both March 31, 2010 and December 31, 2009, CIB Marine had $0.3 million in outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at March 31, 2010 or December 31, 2009.

The following table lists information on nonperforming and certain past due loans:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual-loans	$50,152	$50,812
Nonaccrual-loans held for sale	2,994	7,056
Restructured loans	827	831
90 days or more past due and still accruing-loans	—	—
90 days or more past due and still accruing-loans held for sale	—	—

Information on impaired loans is as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$36,265	$36,205
Impaired loans with a specific allowance	14,452	15,168
Total impaired loans	$50,717	$51,373
Specific allowance related to impaired loans	$4,859	$3,785

Impaired loans declined $0.7 million and specific allowances related to impaired loans increased by $1.1 million. Impaired loans without a specific allowance increased $0.06 million while impaired loans with a specific allowance decreased $0.72 million. The increase in the specific allowance was related to the increase in impairment of the impaired loans as determined by each impaired loan’s respective impairment analysis including the level of expected discounted cash flows and collateral valuations.

Changes in the allowance for loan losses were as follows:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$16,240	$19,242
Charge-offs	(3,003)	(5,347)
Recoveries	1,045	268
Net loan charge-offs	(1,958)	(5,079)
Provision for loan losses	2,672	3,043
Balance at end of period	$16,954	$17,206
Allowance for loan losses as a percentage of loans	3.76%	3.20%

The allowance for loan losses as a percentage of loans increased from 3.20% at March 31, 2009 and 3.45% at December 31, 2009, to 3.76% at March 31, 2010 as a result of an increase in allowance for loan losses for commercial and commercial real estate loans, partially offset by reductions in the allowance for loan losses for home equity and construction loans due to charge-offs in loans previously reserved for.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.4 million and $1.5 million at March 31, 2010 and December 31, 2009, respectively.

Note 5-Company Held for Disposal and Discontinued Operations

At March 31, 2010 and December 31, 2009, assets and liabilities of company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2010.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders and, in December 2006, Canron filed Articles of Dissolution. At both March 31, 2010 and December 31, 2009, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 6-Federal Home Loan Bank Chicago (“FHLBC”)

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

In October 2007, the FHLBC entered into a consensual Cease and Desist Order (the “FHLBC C&D”) with its regulator, the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (the “FHFA”). Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA ("OS Director"). In July of 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the FHLBC C&D. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment. FHLBC stock is not publicly traded and is restricted in that it can only be sold back at par to the FHLBC or another member institution, with the FHLBC and FHFA’s approval. At both March 31, 2010, and December 31, 2009, CIB Marine had $11.6 million in FHLBC stock, of which $0.9 million was required stock holdings based on the total assets of CIBM Bank. Impairment in FHLBC stock should be recognized if the investor concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC, no impairment has been recorded on the FHLBC stock.

Note 7-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities. The following is a summary of short-term borrowings:

	March 31, 2010		December 31, 2009
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$7,429	0.47%	$9,684	0.42%
Treasury, tax, and loan note	168	0.00	2,888	0.00
Total short-term borrowings	$7,597	0.46%	$12,572	0.32%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% loan to value for 1-4 family loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. As part of a collateral arrangement with the FHLBC, CIBM Bank had assets pledged to create potential borrowings of $30.9 million and $34.8 million at March 31, 2010 and December 31, 2009, respectively. These assets consisted of securities with a fair value of $39.0 million and $61.8 million at March 31, 2010 and December 31, 2009, respectively. As a result, additional borrowings available at the FHLBC at March 31, 2010 were $17.9 million based on $30.9 million in potential borrowings less $13.0 million in outstanding borrowings. Similarly, $16.8 million was available at December 31, 2009, based on $34.8 in potential borrowings less $18.0 million in actual outstanding borrowings.

Note 8-Long-term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

Federal Home Loan Bank of Chicago

The following table presents information regarding amounts payable to the FHLBC. All of the borrowings shown in the following table are fixed rate borrowings.

March 31, 2010		December 31, 2009		Scheduled Maturity
Balance	Rate	Balance	Rate
	(Dollars in thousands)
$3,000	4.54%	$3,000	4.54%	10/25/10
—	—	5,000	3.32	02/16/10
5,000	3.95	5,000	3.95	08/15/11
5,000	4.21	5,000	4.21	08/14/12
$13,000	4.19%	$18,000	3.95%

Junior Subordinated Debentures

CIB Marine had formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in Debentures of CIB Marine. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the Debentures. Interest on the Debentures and distributions on the TruPS were payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the Debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the Debentures. In 2004, CIB Marine entered into a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) (see Note 9-Stockholders’ Equity). Among other items, the Written Agreement required CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt, or paying interest on its Debentures. As a result of the Written Agreement, CIB Marine deferred all such interest payments subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the Debentures issued to all four of the Trusts. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a proposed pre-packaged Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”) that was presented to the TruPS Holders for their approval. On September 16, 2009 (the “Filing Date”), CIB Marine filed the Plan pursuant to Chapter 11 of the Bankruptcy Code. As of the Filing Date and March 31, 2009, CIB Marine had accrued interest payable on its $61.9 million Debentures of $43.5 million and $39.1 million, respectively. Under the Plan, $107.2 million of cumulative high-interest indebtedness related to the TruPS was to be exchanged for two series of preferred stock. The Plan was confirmed by the Bankruptcy Court on October 29, 2009 and had an effective date of December 30, 2009. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange. See Note 2-Emergence from Chapter 11 Bankruptcy and Note 9-Stockholders’ Equity for more information.

Note 9-Stockholders’ Equity

Preferred Stock

On December 30, 2009, CIB Marine issued CIB Marine Preferred in exchange for $107.2 million of indebtedness related to the TruPS (See also Note 8-Long-term Borrowings and Note 2- Emergence from Chapter 11 Bankruptcy). The key terms of the CIB Marine Preferred are as follows:

	Series A	Series B
Securities issued	Stated value of $47.3 million, 55,624 shares issued, par value-$1.00 and liquidation value-$1,000 per share	Stated value of $3.7 million, 4,376 shares issued, par value-$1.00 and liquidation value-$1,000 per share
Convertibility to common	None	Each share convertible into 4,000 shares of common stock only upon consummation of a merger transaction where CIB Marine is not the surviving entity and where holders have voting rights

Dividends	7% fixed rate noncumulative, payable quarterly and subject to regulatory approval	7% fixed rate noncumulative payable quarterly and subject to regulatory approval

Redemption/maturity	No stated redemption date and holders cannot compel redemption	No stated redemption date and holders cannot compel redemption

Voting rights	No voting rights unless transaction (merger, share exchange or business combination) would be prejudicial to holders	No voting rights unless transaction (merger, share exchange or business combination) would be prejudicial to holders

Treasury Stock

CIBM Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At both March 31, 2010 and December 31, 2009, 7,452 shares of treasury stock were directly owned by CIBM Bank and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and CIBM Bank are subject to various regulatory capital requirements administered by the banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and CIBM Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, a bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively, and is not subject to any written agreement order, capital directives or prompt corrective action directive issued by the Federal Reserve in the case of CIB Marine or the FDIC in the case of CIBM Bank.

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

At both March 31, 2010 and December 31, 2009, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. At December 31, 2009 and March 31, 2010, after the exchange of the Debentures for CIB Marine Preferred, and the recording the extraordinary gain on the extinguishment of debt, CIB Marine’s Tier 1 leverage ratio had increased to 12.08% and 12.60%, respectively, well above the minimum capital requirement.

Effective April 24, 2009, Marine Bank stipulated to a Cease and Desist Order (“C&D”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin of Department of Financial Institutions Division of Banking (“WDFI”). The C&D required, among other things, Marine Bank to take certain corrective actions which focused on reducing exposure to nonperforming loans, imposed restrictions on lending to credits with existing nonperforming loans, and accruing interest on certain delinquent loans in addition to charging-off previously accrued interest on those loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. Failure to adhere to the requirements of the actions mandated by the C&D, once it became effective, could have resulted in more severe restrictions and civil monetary penalties. The C&D was re-affirmed by the FDIC upon the merger of Marine Bank with and into Central Illinois Bank and continued to be applicable to CIBM Bank. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”) assumed state regulatory authority. CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan for reducing and manage credit concentration. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues.

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

Under the definition of capital levels within the Consent Order, a bank is classified as adequately capitalized if it is at or above the targeted level of capital specified in the order. At March 31, 2010, CIBM Bank was adequately capitalized under this definition. As a result of the Consent Order, the Bank is also restricted from issuing or renewing brokered deposits unless it attains permission from the FDIC to do so.

The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$95,635	16.75%	$45,663	8.00%
CIBM Bank	76,702	13.77	44,575	8.00	$55,719	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$88,379	15.48%	$22,831	4.00%
CIBM Bank	69,616	12.49	22,288	4.00	$33,431	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$88,379	12.60%	$28,053	4.00%
CIBM Bank (1)	69,616	10.12	27,504	4.00	$34,381	5.00%

December 31, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$98,461	16.51%	$47,715	8.00%
CIBM Bank	79,120	13.59	46,566	8.00	$58,208	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$90,897	15.24%	$23,858	4.00%
CIBM Bank	71,735	12.32	23,283	4.00	$34,925	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$90,897	12.08%	$30,102	4.00%
CIBM Bank (1)	71,735	9.79	29,317	4.00	$36,646	5.00%

(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% of total assets. At March 31, 2010 and December 31, 2009, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.26% and 10.31%, respectively.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from CIBM Bank during the first quarter of 2010 or in 2009. CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

Pursuant to the Written Agreement and throughout such time as the Written Agreement remains in effect, CIB Marine may not declare or pay dividends without first obtaining the consent of the Federal Reserve Bank. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on the CIB Marine Preferred has been paid in full for four consecutive quarters.

Note 10-Loss Per Share

The following provides a reconciliation of basic and diluted loss per share:

	For the Quarters Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(2,359)	$(5,788)
Preferred stock dividends	—	NA
Net loss attributable to common stockholders	$(2,359)	$(5,788)
Weighted average shares outstanding:
Weighted average common shares outstanding	18,127,943	18,333,779
Effect of dilutive stock options outstanding	—	—
Basic	18,127,943	18,333,779
Assumed conversion of Series B Preferred to common	—	NA
Diluted	18,127,943	18,333,779

Loss per share :
Basic loss from continuing operations	$(0.13)	$(0.32)
Diluted loss from continuing operations	$(0.13)	$(0.32)

For each of the quarters ended March 31, 2010 and 2009, options to purchase 762,137 and 1,091,534 shares, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At March 31, 2010, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and therefore, was excluded from the calculation of diluted loss per share for the period ending March 31, 2010.

Note 11-Stock Option Plans

CIB Marine has a nonqualified stock option and incentive plan for its employees and directors. At March 31, 2010, options to purchase 1,003,223 shares were available for future grant. The plan provides for the options to be exercisable over a ten-year period beginning one year from the date of the grant, provided the participant has remained in the employ of, or on the Board of Directors of, CIB Marine and/or one of its subsidiaries. The plan also provides that the exercise price of the options granted may not be less than 100% of the fair market value of the common stock on the option grant date. Options vest over five years. CIB Marine issues new shares upon the exercise of options. At March 31, 2010, CIB Marine had $0.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.8 years.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Shares under option at January 1, 2010	834,320	$2.17-22.89	$5.24
Granted	—	$—	$—	$—
Lapsed or surrendered	(222,397)	3.70-4.10	4.26
Exercised	—	—	—
Shares under option at March 31, 2010	611,923	$2.17-22.89	$6.46
Shares exercisable at March 31, 2010	408,623	$2.17-22.89	$5.60

The following table shows activity relating to nonvested stock options:

Nonvested stock options at January 1, 2010	277,700
Granted	—
Vested	(5,900)
Forfeited	(68,500)
Nonvested stock options at March 31, 2010	203,300

Fair value has been estimated using the Black-Scholes model as defined in the accounting standards. No shares were granted in during the first quarter of 2010 or during the year ended 2009.

The fair value method resulted in $(0.2) million of compensation benefit due to large forfeitures in excess of estimates and $0.04 million of compensation expense for the first quarters of 2010 and 2009, respectively. CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recorded in future periods. With the 222,397 shares under option that lapsed or surrendered during the first quarter of 2010, a resulting benefit of $0.2 million was recorded in the consolidated statements of operations.

Note 12-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to extend credit	$39,722	$37,948
Standby letters of credit	2,105	2,142
Mortgage related derivatives	—	2,055

Lending Related Commitments

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s loan loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.1 million at both March 31, 2010 and December 31, 2009, with a weighted average term of approximately 10 months and 11 months at March 31, 2010 and December 31, 2009, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

Contingent Liabilities

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

Note 13-Fair Value

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2010
Assets
U.S. government agencies	$19,377	$—	$19,377	$—
States and political subdivisions	30,889	—	30,889	—
Trust preferred securities collateralized debt obligations	3,518	—	—	3,518
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	63,883	—	63,883	—
Residential mortgage-backed securities (non-agencies)	53,061	—	53,061	—
Equity security	385	385	—	—
Total	$171,263	$385	$167,360	$3,518

December 31, 2009
Assets
U.S. government agencies	$19,499	$—	$19,499	$—
States and political subdivisions	30,746	—	30,746	—
Trust preferred securities collateralized debt obligations	3,662	—	—	3,662
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	70,386	—	70,386	—
Residential mortgage-backed securities (non-agencies)	57,554	—	57,554	—
Equity security	974	—	974	—
Mortgage forward sale agreement	5	—	5	—
Mortgage written options	17	—	17	—
Total	$182,993	$—	$179,331	$3,662

Liabilities
Mortgage interest rate lock commitments	$17	$—	$17	$—
Total	$17	$—	$17	$—

The following table presents a roll forward for the quarter ended March 31, 2010, of fair values measured on a recurring basis using significant unobservable inputs (Level 3).

Fair Values Measured on a Recurring Basis with Significant Unobservable Inputs (Level 3)
March 31, 2010
(dollars in thousands)
Available for Sale Securities (1)
Beginning of period balance at January 1, 2010	$3,662
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	(136)
Purchases, issuances and settlements	(8)
Transfers in and/or out of Level 3	—
Balance at March 31, 2010	$3,518
The amount of total gains or losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010	$136

(1) Trust preferred securities collateralized debt obligations.

Gains and losses (realized and unrealized), included in earnings (or changes in net assets) for the quarter ended March 31, 2010 (above) are reported in other revenues as follows:

Other Revenues
(Dollars in thousands)
Total gains or losses in earnings (or changes in net assets) for the period (above)	$—
Change in unrealized gains or losses relating to assets still held at reporting date	(136)

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010.

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) in Period (2)
	(Dollars in thousands)
March 31, 2010
Assets
Loans held for sale	$8,684	$—	$—	$8,684	$52
Impaired loans (1)	32,745	—	32,745	—	(3,244)
Foreclosed properties	748	—	748	—	(82)
Total	$42,177	$—	$33,493	$8,684	$(3,274)

December 31, 2009
Assets
Loans held for sale	$13,451	$—	$300	$13,151	$(1,775)
Impaired loans (1)	34,735	—	34,735	—	(5,055)
Foreclosed properties	830	—	830	—	(196)
Other equity investments	65	—	—	65	—
Total	$49,081	$—	$35,865	$13,216	$(7,026)

(1)
Impaired loans gains (losses) in period include only those attributable to the loans represented in the fair value measurements for March 31, 2010 and December 31, 2009. Total impaired loans at March 31, 2010 and December 31, 2009 were $50.7 million and $51.4 million, respectively.

(2)	Total gains (losses) in the quarter ended March 31, 2009 was none for loans held for sale, $(372) loss for impaired loans, $(8) loss for foreclosed properties and none for other equity investments.

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available for Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds, and certain mortgage-backed and government agency securities. Securities classified under Level 2 inputs include those where quoted market prices are available from an inactive market, where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or U.S. dollar London InterBank Offered Rate (“LIBOR”) swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs and using a market approach to valuation include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available for sale securities using Level 3 inputs were trust preferred securities collateralized debt obligations with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial mortgage and residential mortgage loans is estimated based indicative and general sale price levels for commercial mortgages of similar quality and current prices for similar residential mortgage loans offered by mortgage correspondent banks. Residential mortgage loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly originated residential mortgage loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Impaired Loans. Impairment losses are included in the allowance for loan losses. The impairment loss is based on a Level 2 quoted market price inputs, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those loans that are carried at their fair value and at this time would only include those with an impairment loss either reserved for as a specific reserve or charged-off where that impairment loss was determined using a market approach to valuation based upon a fair value estimate of the collateral. For real estate collateral that is done using an appraised value of the real estate with certain other market correlated or corroborated information

Foreclosed Properties. Foreclosed property fair value estimates are derived using the market approach to valuation using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information.

The table below summarizes fair value of financial assets and liabilities at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$55,013	$55,013	$35,735	$35,735
Loans held for sale	8,684	8,684	13,451	13,451
Securities available for sale	171,263	171,263	182,971	182,971
Loans, net	433,590	432,510	454,428	449,584
Accrued interest receivable	2,697	2,697	2,847	2,847
Financial liabilities:
Deposits	582,841	594,784	589,450	595,001
Short-term borrowings	7,597	7,597	12,572	12,572
Long-term borrowings	13,000	13,637	18,000	18,696
Accrued interest payable	1,058	1,058	1,204	1,204

	March 31, 2010			December 31, 2009
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$39,722	$—	$—	$37,948	$(17)	$(17)
Standby letters of credit	2,105	(7)	(7)	2,142	(6)	(6)
Mortgage related derivatives	—	—	—	2,055	(21)	(21)

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

Loans Receivable. The fair values of loans receivable were estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value of loans receivable is net of the allowance for loan losses.

Federal Home Loan Bank. There is no market for Federal Home Loan Bank stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and FHFA’s approval. As a result its cost, also its par amount at this time, represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both March 31, 2010 and December 31, 2009.

Accrued Interest Receivable. The carrying amounts of accrued interest approximate its fair value.

Deposit Liabilities. The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The fair value of fixed time deposits were estimated using the income approach to valuation by discounting expected future cash flows. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Short-term Borrowings. The carrying value of short-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using the income approach to valuation by discounting expected future cash flows a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of March 31, 2010 and its changes in financial condition and results of operations for the quarters ended March 31, 2010 and March 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2009 Form 10-K.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s 2009 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Part II, Item 1-Legal Proceedings of this Form 10-Q.

Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, but are not limited to, the risk factors set forth below:

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

These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. Forward-looking statements speak only as of the date they are made. CIB Marine undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Forward-looking statements are subject to significant risks and uncertainties and CIB Marine’s actual results may differ materially from the results discussed in forward-looking statements.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of CIB Marine’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

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

Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. The critical accounting policies are discussed directly with the Audit Committee of the Company’s Board of Directors.

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

CIB Marine evaluates certain commercial loans individually for impairment. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. The evaluations are based upon discounted expected cash flows from the loan or collateral valuations and all other known relevant information. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. Loans, including all residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

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

Measurement of Fair Value. A portion of CIB Marine’s assets and liabilities are carried at fair value on the Consolidated Balance Sheets, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable GAAP. These include CIB Marine’s available for sale securities and other equity securities. The estimation of fair value also affects certain other loans held for sale, which are not recorded at fair value but at the lower of cost or market. The determination of fair value is important for certain other assets, including impaired loans, and other real estate owned that are periodically evaluated for impairment using fair value estimates.

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

Securities Available for Sale. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 3-Securities Available for Sale to the consolidated financial statements appearing in this Form 10-Q.

Income Taxes. CIB Marine recognizes expense for federal and state income taxes currently payable as well as for deferred federal and state taxes for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the consolidated balance sheets, as well as loss carryforwards and tax credit carryforwards. Realization of deferred tax assets is dependent upon CIB Marine generating sufficient taxable income in either the carryforward or carryback periods to cover net operating losses generated by the reversal of temporary differences. A valuation allowance is provided by way of a charge to income tax expense if it is determined that it is not more likely than not that some portion or all of the deferred tax asset will be realized. If different assumptions and conditions were to prevail, the valuation allowance may not be adequate to absorb unrealized deferred taxes and the amount of income taxes payable may need to be adjusted by way of a charge or credit to expense. Furthermore, income tax returns are subject to audit by the Internal Revenue Service (“IRS”), state taxing authorities, and foreign government taxing authorities. Income tax expense for current and prior periods is subject to adjustment based upon the outcome of such audits. CIB Marine believes it has adequately accrued for all probable income taxes payable and provided valuation allowances for deferred tax assets where it has been determined to be not more likely than not that such assets are realizable. Accrual of income taxes payable and valuation allowances against deferred tax assets are estimates subject to change based upon the outcome of future events.

Results of Operations

Results of Operations-Summary

Net loss from continuing operations for the first quarter of 2010 was $2.4 million or an improvement of $3.4 million compared to the loss of $5.8 million in the first quarter of 2009. The reduction in the net loss between periods was due to the positive impact of the emergence from bankruptcy, which eliminated the interest on the junior subordinated debentures and lowered legal and accounting expenses, a reduction in the provision for loan losses as a result of decreased charge-offs between periods, and a 22% decline in noninterest expense. Interest expense related to the Debentures was $2.2 million for the first quarter of 2009. The current year provision for loan losses was $0.4 million lower than the first quarter of 2009 due primarily to lower charge-offs which did not require the allowance for loan losses to be replenished. Included in the provision for loan losses for the quarters ended March 31, 2010 and 2009 is $0.3 million and $2.9 million, respectively, related to two home equity pools.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes.

Selected Unaudited Consolidated Financial Data

	At or for the Quarter Ended March 31,
	2010	2009
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$8,130	$11,041
Interest expense	2,653	7,359
Net interest income	5,477	3,682
Provision for loan losses	2,672	3,043
Net interest income after provision for loan losses	2,805	639
Noninterest income (1)	504	857
Noninterest expense	5,668	7,284
Loss from continuing operations before income taxes	(2,359)	(5,788)
Income tax expense	—	—
Net loss from continuing operations	(2,359)	(5,788)
Net income from discontinued operations	—	—
Net loss	$(2,359)	$(5,788)
Common Share Data
Basic and diluted loss from continuing operations	$(0.13)	$(0.32)
Net loss	(0.13)	(0.32)
Dividends	—	—
Book value per share	$1.30	$0.50
Weighted average shares outstanding-basic	18,127,943	18,333,779
Weighted average shares outstanding-diluted	18,127,943	18,333,779
Financial Condition Data
Total assets excluding assets of company held for disposal	$690,552	$858,076
Loans	450,544	536,918
Allowance for loan losses	(16,954)	(17,206)
Securities available for sale	171,263	234,943
Deposits	582,841	694,018
Borrowings, including junior subordinated debentures	20,597	107,968
Stockholders’ equity	83,476	9,166
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	3.18%	1.73%
Net interest spread (3)	2.82	1.38
Noninterest income to average assets (4)	0.24	0.14
Noninterest expense to average assets	3.28	3.33
Efficiency ratio (5)	96.30	182.65
Loss on average assets (6)	(1.36)	(2.65)
Loss on average equity (7)	(11.15)	(194.87)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	11.31%	4.11%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (8)	7.49	2.79
Allowance for loan losses to total loans	3.76	3.20
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	33.26	78.00
Net charge-offs annualized to average loans	1.72	3.78
Capital ratios:
Total equity to total continuing assets	12.09%	1.07%
Total risk-based capital ratio	16.75	8.06
Tier 1 risk-based capital ratio	15.48	4.03
Leverage capital ratio	12.60	3.06
Other data:
Number of employees (full-time equivalent)	164	172
Number of banking facilities	17	17

(1)	Noninterest income from continuing operations includes pretax gains on investment securities of $0.1 million and $0.6 million for the quarters ended March 31, 2010 and 2009, respectively.
(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and for all quarters presented no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If March 2010 and 2009 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 3.18% and 1.73%, respectively.

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

	Quarter Ended March 31,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$189,455	$2,246	4.74%	$280,896	$3,629	5.17%
Tax-exempt (2)	231	3	5.19	314	4	5.10
Total securities available for sale	189,686	2,249	4.74	281,210	3,633	5.17
Loans held for sale (1)	10,233	4	0.16	4,811	9	0.76
Loans (1)(3):
Commercial	70,878	871	4.98	78,274	986	5.11
Commercial real estate (4)	296,096	3,486	4.77	347,096	4,393	5.13
Consumer	94,727	1,500	6.42	119,399	1,909	6.48
Total loans	461,701	5,857	5.14	544,769	7,288	5.43
Federal funds sold, reverse repo and interest-earning due from banks	33,440	20	0.24	28,493	111	1.58
Federal Home Loan Bank Stock	11,555	—	—	11,555	—	—
Total interest-earning assets	695,060	8,130	4.73	859,283	11,041	5.19
Noninterest-earning assets
Cash and due from banks	10,650			29,638
Premises and equipment	4,997			5,740
Allowance for loan losses	(15,877)			(17,770)
Receivables from sale of stock	—			(51)
Accrued interest receivable and other assets	6,484			10,459
Total noninterest-earning assets	6,254			28,016
Total assets	$701,314			$887,299

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$32,010	$25	0.32%	$34,036	$35	0.42%
Money market	111,846	276	1.00	117,374	440	1.52
Other savings deposits	9,357	4	0.17	8,219	6	0.30
Time deposits (4)	384,647	2,182	2.30	486,771	4,344	3.62
Total interest-bearing deposits	537,860	2,487	1.88	646,400	4,825	3.03
Borrowings-short-term	8,483	9	0.43	44,005	66	0.61
Borrowings-long-term	15,556	157	4.09	27,000	279	4.19
Junior subordinated debentures	—	—	—	61,857	2,189	14.16
Total borrowed funds	24,039	166	2.80	132,862	2,534	7.64
Total interest-bearing liabilities	561,899	2,653	1.91	779,262	7,359	3.81
Noninterest-bearing liabilities
Noninterest-bearing demand deposits	48,951			50,530
Accrued interest and other liabilities	4,694			45,461
Total noninterest-bearing liabilities	53,645			95,991
Total liabilities	615,544			875,253
Stockholders’ equity	85,770			12,046
Total liabilities and stockholders’ equity	$701,314			$887,299
Net interest income and net interest spread (1)(5)		$5,477	2.82%		$3,682	1.38%
Net interest-earning assets	$133,161			$80,021
Net interest margin (1)(6)			3.18%			1.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.10

(1)	Balance totals include respective nonaccrual assets.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at March 31, 2010 and 2009 no U.S. federal or state loss carryback potential remains. Accordingly, 2010 and 2009 are not presented on a tax-equivalent basis. If March 31, 2010 and 2009 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 3.18% and 1.73%, respectively.

(3)	Interest earned on loans includes amortized loan fees of $0.03 million and $0.02 million for the quarters ended March 31, 2010 and 2009, respectively.
(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(5)	Net interest rate spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(6)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income increased $1.8 million, or 48.8%, from $3.7 million in the first quarter of 2009 to $5.5 million in the first quarter of 2010. The increase was mainly attributable to the elimination of interest expense related to the junior subordinated debentures in the first quarter of 2010, from $2.2 million in the first quarter of 2009, partially offset by the affects of the increases in nonperforming assets. CIB Marine has various strategies to improve net interest income, including growing loans extended to local commercial banking relationships, reducing nonperforming loans, reducing interest costs by improving the compositions of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy and adjusting deposit interest rates, which often lag key banking indices when those indices change rapidly.

Total interest income decreased $2.9 million, or 26.4%, from $11.0 million in the first quarter of 2009 to $8.1 million in the first quarter of 2010. The decrease was due to a $1.4 million, or 19.6% decrease in interest income on loans and a $1.4 million, or 38.1% decrease in interest income on securities during the first quarter of 2010 compared to the same period 2009. The decrease in interest income on the loans resulted primarily from an $83.1 million reduction in average loan balances and an increase in nonperforming loans. Most of the balance decrease occurred in commercial real estate which in the table above includes construction and development loans. The decrease in interest income on securities resulted from a $91.5 million strategic reduction in average securities balances.

Total interest expense decreased $4.7 million, or 63.9%, from $7.4 million in the first quarter of 2009 to $2.7 million in the first quarter of 2010. The decrease was primarily due to a $2.2 million, or 100% decrease in interest expense on junior subordinated debentures and a $2.2 million, or 49.8% decrease in interest expense on time deposits during the first quarter of 2010 compared to the same period in 2009. The decrease in interest expense on the junior subordinated debentures was due to the restructuring. The decrease in interest expense on time deposits was due to the 132 basis point decline in average interest costs paid on time deposits and due to a $102.1 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposit and correspondingly securities balances to reduce total assets as part of its capital management strategy and consistent with its liquidity and interest rate risk management strategies, and due to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased substantially by 145 basis points from 1.73% during the first quarter of 2009 to 3.18% during the first quarter of 2010 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased 144 basis points during the same period. The net interest margin increase was primarily due to both the elimination of interest expense on junior subordinated debentures due to the restructuring and the 115 basis point decline in the average cost of interest-bearing deposits versus the 46 basis point decline in the average yield on interest-earning assets.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009 (2)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(1,167)	$(216)	$(1,383)	(38.11)%
Securities-tax-exempt (1)	(1)	—	(1)	(25.00)
Total securities	(1,168)	(216)	(1,384)	(38.10)
Loans held for sale	5	(10)	(5)	(55.56)
Commercial	(91)	(24)	(115)	(11.66)
Commercial real estate	(614)	(293)	(907)	(20.65)
Consumer	(391)	(18)	(409)	(21.42)
Total loans (including fees)	(1,096)	(335)	(1,431)	(19.64)
Federal funds sold, reverse repo and interest-bearing due from banks	16	(107)	(91)	(81.98)
Federal Home Loan Bank Stock	—	—	—	—
Total interest income (1)	(2,243)	(668)	(2,911)	(26.37)
Interest Expense
Interest-bearing demand deposits	(3)	(7)	(10)	(28.57)
Money market	(20)	(144)	(164)	(37.27)
Other savings deposits	—	(2)	(2)	(33.33)
Time deposits	(790)	(1,372)	(2,162)	(49.77)
Total deposits	(813)	(1,525)	(2,338)	(48.46)
Borrowings-short-term	(43)	(14)	(57)	(86.36)
Borrowings-long-term	(115)	(7)	(122)	(43.73)
Junior subordinated debentures	(2,189)	—	(2,189)	(100.00)
Total borrowed funds	(2,347)	(21)	(2,368)	(93.45)
Total interest expense	(3,160)	(1,546)	(4,706)	(63.95)
Net interest income (1)	$917	$878	$1,795	48.75%

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at March 31, 2010 and 2009, no U.S. federal or state loss carryback potential remains. Accordingly, 2010 and 2009 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses represents charges made to earnings in order to maintain an allowance for loan losses and losses. The provision for loan losses was $2.7 million and $3.0 million for the quarters ended March 31, 2010 and March 31, 2009, respectively.

The provision for loan losses continues to be adversely affected by the deteriorated conditions for real estate and the economy in general. The $3.0 million provision recorded in the first quarter of 2009 related primarily to the deterioration in the credit quality of the home equity loan pools. The $2.7 million provision recorded in the first quarter of 2010 related primarily to deterioration in credit quality of commercial real estate loans, and to a lesser degree additional provisions for construction and development, commercial and home equity loans. At March 31, 2010 and December 31, 2009, the remaining balance of the home equity loan pools was $33.0 million and $35.1 million with an allocated allowance of $2.8 million and $3.9 million or 8.5% and 11.0% of remaining balances, respectively.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Loan fees	$23	$29
Deposit service charges	218	221
Other service fees	26	27
Other income	27	1
Gain on sale of securities	95	551
Net gain on sale of assets	115	28
	$504	$857

Noninterest income decreased $0.4 million from $0.9 million for the first quarter of 2009 to $0.5 million for the first quarter of 2010. The decrease was mostly due to a $0.5 million decrease in gain recognized on the sale of securities, offset by a $0.1 million increase on net gain on sale of assets.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Compensation and employee benefits	$2,603	$4,017
Equipment	218	309
Occupancy and premises	547	574
Data processing	194	258
Federal deposit insurance	530	333
Professional services	561	859
Write down and losses on assets	142	—

Other expense:
Communications	154	187
Insurance	182	100
Loan servicing fees	51	79
Other expense	486	568
Total other expense	873	934
Total noninterest expense	$5,668	$7,284

Total noninterest expense decreased $1.6 million, or 22.2%, from $7.3 million for the first quarter of 2009 to $5.7 million for the first quarter of 2010. The decrease was mostly the result of a $1.4 million decrease in compensation and employee benefits expense during the first quarter of 2010 compared to the first quarter of 2009 due to reduced payroll expense, bonuses and the reversal of stock option expense.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2010 and 2009 due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not “more likely than not.”

Financial Condition

Overview

On December 30, 2009, CIB Marine emerged from Bankruptcy pursuant to the terms of the Confirmation Order. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest indebtedness comprising $61.9 million principal and $45.3 million of accrued interest, for shares of CIB Marine Preferred valued at $51 million. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

CIB Marine’s total assets decreased $18.1 million from $709.9 million at December 31, 2009 to $691.7 million at March 31, 2010. The decrease in total assets was mostly due to a $20.8 million decrease in net loans.

Securities Available for Sale

Total securities available for sale outstanding at March 31, 2010 were $171.3 million, a decrease of $11.7 million, or 6.4%, from $183.0 million at December 31, 2009. The decrease was primarily due to prepayments, repayments, maturities and sales from the existing portfolio, the proceeds of which were used predominantly to pay down borrowings and time deposits. In addition, at the CIB Marine parent company, marketable equity securities with a cost basis of $0.6 million were sold during the first quarter of 2010 for a gain of $0.1 million.

The net unrealized loss on available for sale securities was $4.9 million at March 31, 2010, compared to $6.2 million at December 31, 2009. The net unrealized losses are mainly in other notes and bonds and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At March 31, 2010, 11.3% of the securities portfolio consisted of U.S. government agency securities compared to 10.7% at December 31, 2009, and at March 31, 2010, 68.3% of the portfolio consisted of mortgage-backed securities compared to 69.9% at December 31, 2009. Obligations of states and political subdivisions represented 18.0% of the portfolio at March 31, 2010, compared to 16.8% at December 31, 2009. The ratio of total securities to total assets was 24.8% and 25.8% at March 31, 2010 and December 31, 2009, respectively.

Loans Held for Sale

Following the sale of CIB Marine’s Florida banking subsidiary in 2008, the unsold loans remained part of the portfolio of CIB Marine. During 2009, CIB Marine management transferred $10.1 million of these loans to loans held for sale and accordingly charged-off $3.9 million to the allowance for loan losses to reflect their estimated fair value as a loan held for sale. CIB Marine is using a variety of methods to sell these loans in an effort to increase its cash balances. During the first quarter of 2010, CIB Marine sold loans totaling $7.4 million and transferred another $0.8 million from loans to loans held for sale. At March 31, 2010 and December 31, 2009, loans held for sale were $8.7 million and $13.5 million, respectively. At March 31, 2010, four loans held for sale totaling $3.0 million were nonperforming on nonaccrual status and six loans held for sale totaling $5.7 million were performing on accrual status.

Loans

Loans, net of the allowance for loan losses, were $433.6 million at March 31, 2010, a decrease of $20.8 million, or 4.6%, from $454.4 million at December 31, 2009, and represented 62.7% and 64.0% of CIB Marine’s total assets at March 31, 2010 and December 31, 2009, respectively. The decrease in loans from December 31, 2009 to March 31, 2010 was primarily due to a decrease in commercial and home equity loans predominantly reflecting repayments, collections, and for the latter the impact of charge-offs.

Credit Concentrations

At March 31, 2010 and December 31, 2009 CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At each of March 31, 2010 and December 31, 2009, CIB Marine had credit relationships within four industry groups with loans outstanding exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
March 31, 2010
Real Estate, Rental & Leasing	$176.0	39%	211%
Construction	56.6	13	68
Health Care & Social Assistance	37.6	8	45
Accommodation & Food Services	23.2	5	28

December 31, 2010
Real Estate, Rental & Leasing	$181.3	39%	214%
Construction	63.9	14	75
Health Care & Social Assistance	41.1	9	47
Accommodation & Food Services	22.9	5	26

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and negative provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At March 31, 2010, the allowance for loan losses increased to $17.0 million and 3.76% of total loans compared to $16.2 million, and 3.45% of total loans at December 31, 2009. The increase was primarily related to increases in reserves for commercial real estate and commercial loans partially offset by a smaller loan portfolio from declines in balances primarily in commercial loans, purchased home equity pools and construction and development loans and the charging-off of portions of the home equity pools previously reserved for in the allowance for loan losses at December 31, 2009. At March 31, 2010, the allowance for loan losses excluding those for the home equity pools increased $1.8 million to $14.2 million or 3.4% of total loans excluding the home equity pools, from $12.4 or 2.9% of total loans excluding the home equity pools at December 31, 2009. Total charge-offs for the first quarter of 2010 were $3.0 million, while recoveries were $1.0 million, compared to $5.3 million and $0.3 million, respectively, for the first quarter of 2009. Net charge-offs from the purchased home equity loan pools decreased from $3.5 million during the first quarter of 2009 to $1.3 million during the first quarter of 2010. The home equity pools totaled $33.0 million at March 31, 2010, compared to $35.1 million at December 31, 2009. The allowance for loan losses for the home equity loan pools was $2.8 million or 8.5% of remaining balances at March 31, 2010 and $3.9 million or 11.0% of remaining balances at December 31, 2009, the decline was related to the decline in outstanding balances as well as charge-offs of loans in the pools prior reserved for at December 31, 2009. Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable incurred losses on existing loans that may become uncollectible, given the conditions of the real estate markets and economy in general there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The ratio of the allowance for loan losses to nonperforming loans excluding those held for sale was 33% and 31% at March 31, 2010 and December 31, 2009, respectively. The ratio of the allowance for loan losses to nonperforming loans excluding those held for sale and excluding impaired loans whose impairments have been charged-off was 115% and 105% at March 31, 2010 and December 31, 2009, respectively.

The following table summarizes changes in the allowance for loan losses:

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$16,240	$19,242
Loans charged-off
Commercial	(20)	(388)
Commercial real estate	(655)	(27)
Commercial real estate construction	(593)	(1,245)
Residential real estate	—	(161)
Home equity	(1,734)	(3,524)
Consumer	(1)	(2)
Total loans charged-off	(3,003)	(5,347)
Recoveries of loans charged-off
Commercial	1	200
Commercial real estate	—	—
Commercial real estate construction	778	—
Residential real estate	—	6
Home equity	263	61
Consumer	3	1
Total loan recoveries	1,045	268
Net loans charged-off	(1,958)	(5,079)
Provision for loan losses
Commercial	420	(180)
Commercial real estate	1,465	25
Commercial real estate construction	489	143
Residential real estate	(14)	153
Home equity	300	2,919
Consumer	12	(17)
Total provision for loan losses	2,672	3,043
Ending balance	$16,954	$17,206
Total loans	$450,544	$536,918
Average total loans	461,701	544,769
Ratios
Allowance for loan losses to total loans	3.76%	3.20%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	33.26	78.00
Net charge-offs annualized to average total loans:
Commercial	0.11	0.97
Commercial real estate and commercial real estate construction	0.64	1.49
Residential real estate, home equity and consumer	6.29	12.29
Total loans	1.72	3.78
Ratio of recoveries to loans charged-off	34.80	5.01

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

Commercial	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$63,689	100.0%		$71,921	100.0%
Nonperforming loans	2,674	4.2		2,642	3.7
Nonaccrual	2,674	4.2		2,642	3.7
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	597	0.9		633	0.9
Allowance for loan losses	3,172	5.0		2,771	3.9
Loans assessed in groups of loans for allowance for loan losses	60,877	95.6		69,304	96.4
Allowance for loan losses for groups of loans	1,570	2.6	(1)	1,513	2.2	(1)
Loans assessed individually for allowance for loan losses	2,811	4.4		2,617	3.6
Allowance for loan losses for individually impaired loans	1,602	57.0	(1)	1,258	48.1	(1)

Allowance for loan losses/nonperforming loans		119%			105%
Allowance for loan losses/nonperforming loans less charged down impaired loans		125	(2)		111	(2)

As of March 31, 2010, commercial loans were largely distributed to customers located in Wisconsin (42%), Illinois (32%), Indiana (19%) and Arizona (7%). Nonperforming commercial loans were largely distributed to customers located in Illinois (86%) and Wisconsin (10%). As of December 31, 2009, commercial loans were largely distributed to customers located in Wisconsin (43%), Illinois (30%), Indiana (20%) and Arizona (7%). Nonperforming commercial loans were largely distributed to customers located in Illinois (88%) and Wisconsin (10%).

Commercial Real Estate	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$242,076	100.0%		$243,811	100.0%
Nonperforming loans	19,468	8.0		19,649	8.1
Nonaccrual	19,468	8.0		19,649	8.1
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	4,510	1.9		955	0.4
Allowance for loan losses	8,167	3.4		6,579	2.7
Loans assessed in groups of loans for allowance for loan losses	222,658	92.0		224,216	92.0
Allowance for loan losses for groups of loans	5,222	2.3	(1)	4,417	2.0	(1)
Loans assessed individually for allowance for loan losses	19,418	8.0		19,595	8.0
Allowance for loan losses for individually impaired loans	2,945	15.2	(1)	2,162	11.0	(1)

Allowance for loan losses/nonperforming loans		42%			33%
Allowance for loan losses/nonperforming loans less charged down impaired loans		88	(2)		64	(2)

As of March 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (21%), Arizona (17%) and Indiana (7%). Nonperforming commercial real estate loans were largely distributed to customers located in Arizona (62%), Wisconsin (32%), Indiana (5%) and Illinois (1%). As of December 31, 2009, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (20%), Arizona (17%) and Indiana (7%). Nonperforming commercial real estate loans were largely distributed to customers located in Arizona (61%), Wisconsin (32%), Indiana (5%) and Illinois (1%).

As of March 31, 2010, commercial real estate loans comprise owner occupied real estate properties ($60.3 million) and non-owner occupied real estate properties ($181.8 million); with non-owner occupied property loan types concentrated in office space ($49.1 million), retail space ($30.0 million), multifamily residential ($23.8 million), hospitals and clinics ($12.4 million), and hospitality ($15.6 million). As of December 31, 2009, commercial real estate loans comprise owner occupied real estate properties ($71.0 million) and non-owner occupied real estate properties ($172.8 million); with non-owner occupied property loan types concentrated in office space ($48.2 million), retail space ($23.6 million), multifamily residential ($23.3 million), hospitals and clinics ($20.4 million), and hospitality ($15.7 million).

In April 2010, a $2.8 million participation loan, which was in Loans balance in the table above and accruing interest at the recent quarter end, was placed on nonaccrual status. At this time, CIB Marine believes there is sufficient collateral value supporting the loan such that the reversal of interest income and any change to the provision for loan losses as a result of placing the loan on nonaccrual status is not expected to have a material impact on the consolidated statements of operations.

Construction and Development Loans	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$46,826	100.0%		$49,795	100.0%
Nonperforming loans	23,943	51.1		24,678	49.6
Nonaccrual	23,943	51.1		24,678	49.6
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	839	1.8		372	0.7
Allowance for loan losses	1,349	2.9		1,454	2.9
Loans assessed in groups of loans for allowance for loan losses	22,918	48.9		25,155	50.5
Allowance for loan losses for groups of loans	1,324	5.8	(1)	1,428	5.7	(1)
Loans assessed individually for allowance for loan losses	23,907	51.1		24,640	49.5
Allowance for loan losses for individually impaired loans	25	0.1	(1)	25	0.1	(1)

Allowance for loan losses/nonperforming loans		6%			6%
Allowance for loan losses/nonperforming loans less charged down impaired loans		639	(2)		677	(2)

As of March 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (38%), Wisconsin (23%), Arizona (15%), Nevada (13%) and Indiana (10%). Nonperforming construction and development loans were largely distributed to customers located in Illinois (43%), Nevada (25%), Arizona (13%), Wisconsin (12%) and Indiana (7%). As of December 31, 2009, construction and development loans were largely distributed to customers with properties located in Illinois (39%), Wisconsin (21%), Arizona (14%), Nevada (12%) and Indiana (11%). Nonperforming construction and development loans were largely distributed to customers located in Illinois (44%), Nevada (24%), Arizona (14%), Wisconsin (9%) and Indiana (7%).

As of March 31, 2010, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($28.0 million or 60%) and non-owner occupied construction loans ($16.7 million or 35%) with the majority of the latter concentrated in condominium and townhome property types ($15.9 million). As of December 31, 2009, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($28.5 million or 57%) and non-owner occupied construction loans ($20.2 million or 41%) with the majority of the latter concentrated in condominium and townhome property types ($16.5 million).

Residential (1-4 Family First Lien)	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$17,239	100.0%		$19,322	100.0%
Nonperforming loans	3,222	18.7		3,083	16.0
Nonaccrual	3,079	17.9		3,083	16.0
Renegotiated, accrual	143	0.8		—	—
30 or more days past due, accrual	503	2.9		72	0.4
Allowance for loan losses	440	2.6		454	2.4
Loans assessed in groups of loans for allowance for loan losses	14,103	81.8		16,318	84.5
Allowance for loan losses for groups of loans	251	1.8	(1)	268	1.6	(1)
Loans assessed individually for allowance for loan losses	3,135	18.2		3,005	15.6
Allowance for loan losses for individually impaired loans	189	6.0	(1)	186	6.2	(1)

Allowance for loan losses/nonperforming loans		14%			15%
Allowance for loan losses/nonperforming loans less charged down impaired loans		45	(2)		55	(2)

As of March 31, 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois (39%), Wisconsin (30%), Indiana (20%) and Arizona (10%). As of December 31, 2009, 1-4 family residential loans were largely distributed to customers with properties located in Illinois (38%), Wisconsin (29%), Indiana (23%) and Arizona (9%).

Home Equity Loans (Line and Term Loans)	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$76,777	100.0%		$81,832	100.0%
Nonperforming loans	1,670	2.2		1,591	1.9
Nonaccrual	987	1.3		760	0.9
Renegotiated, accrual	683	0.9		831	1.0
30 or more days past due, accrual	1,784	2.3		1,917	2.3
Allowance for loan losses	3,750	4.9		4,920	6.0
Loans assessed in groups of loans for allowance for loan losses	75,344	98.1		80,315	98.1
Allowance for loan losses for groups of loans	3,659	4.9	(1)	4,766	5.9	(1)
Loans assessed individually for allowance for loan losses	1,433	1.9		1,517	1.9
Allowance for loan losses for individually impaired loans	92	6.4	(1)	154	10.2	(1)

Allowance for loan losses/nonperforming loans		225%			309%
Allowance for loan losses/nonperforming loans less charged down impaired loans		225	(2)		309	(2)

As of March 31, 2010, home equity loans include two purchased home equity pools totaling $33.0 million or 43% of the loan segment balances at quarter-end 2010. Remaining loans in the pools were distributed across the United States, with the largest concentrations in Texas (14%), California (9%), Virginia (6%), Georgia (5%), Washington (4%) and Minnesota (4%). The remainder of the home equity loans not part of the purchased home equity pools were largely distributed to customers with properties located in Illinois (22%), Wisconsin (22%), Indiana (10%) and Arizona (3%). As of December 31, 2009, home equity loans include two purchased home equity pools totaling $35.1 million or 43% of the loan segment balances at year-end 2009. Remaining loans in the pools were distributed across the United States, with the largest concentrations in Texas (14%), California (10%), Virginia (6%) and Georgia (5%). The remainder of the home equity loans not part of the purchased home equity pools were largely distributed to customers with properties located in Illinois (16%), Wisconsin (17%), Indiana (7%) and Arizona (6%).

Consumer Loans	March 31, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(dollars in thousands)
Loans	$2,704	100.0%		$2,701	100.0%
Nonperforming loans	—	—		—	—
Nonaccrual	—	—		—	—
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	22	0.8		8	0.3
Allowance for loan losses	76	2.8		63	2.3
Loans assessed in groups of loans for allowance for loan losses	2,693	99.6		2,701	100.0
Allowance for loan losses for groups of loans	70	2.6	(1)	63	2.3	(1)
Loans assessed individually for allowance for loan losses	11	0.4		—	—
Allowance for loan losses for individually impaired loans	6	51.7	(1)	—	—	(1)

Allowance for loan losses/nonperforming loans		NA	%		NA	%
Allowance for loan losses/nonperforming loans less charged down impaired loans		NA	(2)		NA	(2)

As of March 31, 2010, consumer loans were largely distributed to customers located in Wisconsin (49%), Illinois (20%), Indiana (22%) and Arizona (9%). As of December 31, 2009, consumer loans were largely distributed to customers located in Wisconsin (51%), Illinois (23%), Indiana (18%) and Arizona (8%).

(1)	% of respective ALLL assessment group.
(2)	Nonperforming loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as troubled debt restructured (“TDR”) when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of March 31, 2010, there were $14.4 million TDR loans of which $13.6 million were classified as nonaccrual and $0.8 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$3,647	$3,615	$1,323
Commercial real estate	18,496	18,676	4,016
Commercial real estate construction	23,943	24,678	14,874
Residential real estate	3,079	3,083	1,702
Home equity	987	760	—
Consumer	—	—	—
	50,152	50,812	21,915
Loans held for sale	2,994	7,056	2,025
Total nonaccrual loans	53,146	57,868	23,940
Foreclosed properties	748	830	1,901
Restructured loans	827	831	143
Total nonperforming assets	$54,721	$59,529	$25,984
Loans 90 Days or More Past Due and Still Accruing
Loans held for sale	$—	$—	$2,180

Allowance for loan losses	$16,954	$16,240	$17,206
Total loans	$450,544	$470,668	$536,918
Ratios:
Nonaccrual loans to total loans (2)	11.13%	10.80%	4.08%
Foreclosed properties to total assets (1)	0.11	0.12	0.22
Nonperforming assets to total assets (1) (2)	7.49	7.40	2.79
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (2)	11.31	10.97	4.11
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)(2)	7.49	7.40	2.79

(1)	For comparative purposes, all periods presented exclude the assets of company held for disposal.
(2)	Excludes loans held for sale from nonaccrual loans.

Excluding loans held for sale, nonaccrual loans decreased $0.7 million from $50.8 million at December 31, 2009 to $50.1 million at March 31, 2010. The ratio of nonaccrual loans to total loans was 11.1% at March 31, 2010, compared to 10.8% at December 31, 2009.

At March 31, 2010, CIB Marine had twelve borrowing relationships (loans to one borrower or a group of borrowers), each with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These twelve relationships accounted for $39.7 million, or 79.2%, of nonaccrual loans excluding those held for sale. At December 31, 2009, CIB Marine had twelve relationships with nonaccrual balances in excess of $1.0 million and they accounted for $40.4 million in balances, or 79.5% of nonaccrual loans at that date. As of March 31, 2010, all but one of the nonaccrual credit relationships were commercial real estate and these relationships were geographically distributed as follows:

•	$16.3 million in Arizona and Nevada consisting of five relationships
•	$12.6 million in Illinois consisting of three relationships
•	$9.0 million in Wisconsin consisting of three relationships
•	$1.7 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

Foreclosed properties were $0.7 million and consisted of four properties at March 31, 2010 compared to $0.8 million and four properties at December 31, 2009. During the first quarter of 2010 CIB Marine recorded a $0.1 million write-down on one property. One property accounted for $0.5 million or 71.1% or the total foreclosed property balance at March 31, 2010. This property was acquired in 2009 and is located in Florida.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $0.7 million from $51.4 million at December 31, 2009 to $50.7 million at March 31, 2010. The decrease was primarily due to $0.7 million in payments, $0.8 million in charge-offs and $0.8 million transferred to loans held for sale, offset by $1.7 million of additional loans added to impaired loans. The decline in performance of loans, and in particular those classified as nonaccrual loans, caused an increase in impaired loans. The increase reflects the adverse impact of the current commercial and residential real estate environment, including slower sales, higher vacancy rates and reduced prices. The specific allowances related to impaired loans increased by an amount that was less than proportionate to the increase in impaired loans. This is due to charge-offs related to loans and their respective impairment amounts and due to each new impaired loan’s respective impairment analysis, including the level of expected discounted cash flows and collateral valuations.

The following table sets forth information regarding impaired loans:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$36,265	$36,205	$8,040
Impaired loans with a specific allowance	14,452	15,168	13,322
Total impaired loans	50,717	51,373	21,362
Specific allowance related to impaired loans	$4,859	$3,785	$3,460

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the level of the allowance for loan loss. Potential Problem Loans are those rated as substandard by management, but not in a nonperforming status, and where the circumstances of the borrower presents enough doubt as to the ability of the borrower to comply with the contractual repayment terms of the loans. The Potential Problem Loans cover a diverse range of businesses and real estate property types. At March 31, 2010, Potential Problem Loans totaled $10.3 million compared to $12.0 million at December 31, 2009. The composition at March 31, 2010 was $2.6 million and $7.7 million in commercial real estate and construction and development loans, respectively, compared to $2.3 million and $8.6 million at December 31, 2009. The continued elevated level of Potential Problem Loans highlights management’s heightened level of uncertainty of the pace, magnitude and duration at which a commercial credit and any related collateral may deteriorate.

Company Held for Disposal

See Note 5-Company Held for Disposal and Discontinued Operations included in Part I, Item 1 of this Form 10-Q for information.

Deposit Liabilities

Total deposits, were $582.8 million at March 31, 2010 and $589.5 million at December 31, 2009. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 65.0% at March 31, 2010 and 65.6% at December 31, 2009, reflecting CIB Marine’s reliance on time deposits as a primary source of funding. At March 31, 2010 time deposits of $100,000 or more amounted to $113.3 million, or 29.9%, of total time deposits, compared to $112.9 million, or 29.2%, at December 31, 2009. The Bank has in the past accepted brokered time deposits to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits at this time CIBM Bank has not been granted authority to accept or renew brokered deposits. Brokered time deposits were $3.0 million, or 0.8%, of total time deposits at March 31, 2010, and $8.0 million, or 2.1%, of total time deposits at December 31, 2009.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $10.0 million from $30.6 million at December 31, 2009 to $20.6 million at March 31, 2010. The decrease was attributable to a $5.0 million reduction of short-term borrowings and a $5.0 million reduction of long-term FHLBC borrowings during the first quarter of 2010.

During the first quarter of 2010, the availability of federal funds purchased by the Bank with correspondent banks continued to be contingent on the Bank’s ability to pledge fixed income investment securities as collateral for such borrowings.

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

The objective of liquidity risk management at CIBM Bank is to ensure that it has adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. The liquidity position of CIBM Bank is actively managed by estimating, measuring and monitoring its sources and uses of funds. CIBM Bank’s primary source of funds are from deposits, loan repayments and investment payments and maturities. CIBM Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIBM Bank include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLBC and short-term brokered and negotiable time deposits. CIBM Bank has also established and maintained secured guidance lines with the Federal Reserve Bank and nonaffiliated banks. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLBC. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities. During the first quarter of 2010, the availability of federal funds purchased for CIBM Bank with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the aforementioned agreement between CIB Marine and the Federal Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Federal Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents which increased from $35.7 million at December 31, 2009 to $55.0 million at March 31, 2010.

Another source of liquidity available to CIBM Bank either as a liquid asset or as collateral to be pledged for borrowings is its investment portfolio. Investment securities available for sale totaled $171.3 million and $183.0 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, $29.3 million pledged liabilities and contingent liabilities were outstanding, included $13.0 million to the FHLBC, $7.4 million to repurchase agreement customers and $8.9 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for our customers by a correspondent bank. Required pledged securities totaled $33.8 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $66.9 million at March 31, 2010 are in excess of pledging requirements and are generally available for pledge release and in many cases they provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2009, $35.4 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $50.5 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less brokered and pledged deposits, totaled $579.8 million and $581.4 million at March 31, 2010 and December 31, 2009, respectively.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the state regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during the first quarter of 2010 and, at March 31, 2010, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During the first quarter of 2010, the CIB Marine parent company received a $2.0 million return of capital from its non-bank subsidiary, CIB Marine Capital, LLC. At March 31, 2010, the CIB Marine parent company had $6.0 million in total cash and cash equivalents, and $0.4 million in marketable securities. In addition, a subsidiary of the parent company had $1.4 million in cash and due from banks, $8.3 million in loans held for sale and $1.4 million in net loans at March 31, 2010. According to the Bank Holding Company Act of 1956, as amended, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During 2009, CIB Marine provided $4.0 million in capital to CIBM Bank to support CIBM Bank in maintaining an “adequately-capitalized” position and to ensure that its Tier 1 leverage ratio exceeded the regulatory mandate. CIB Marine monitors the relationship between cash obligations and available cash resources, and believes, at this time, that the parent company has sufficient liquidity to meet its currently anticipated short and long-term needs.

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

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Risk-weighted assets	$570,786	$596,438
Average assets(1)	$701,313	$752,541
Capital components
Stockholders’ equity	$83,476	$84,695
Add: unrealized loss on securities	4,853	6,183
Less: unrealized income on equities	50	19
Tier 1 capital	88,379	90,897
Allowable allowance for loan losses	7,256	7,564
Tier 2 capital	7,256	7,564
Total risk-based capital	$95,635	$98,461

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2010
Total capital to risk weighted assets	$95,635	16.75%	$45,663	8.00%
Tier 1 capital to risk weighted assets	88,379	15.48	22,831	4.00
Tier 1 leverage to average assets	88,379	12.60	28,053	4.00

December 31, 2009
Total capital to risk weighted assets	$98,461	16.51%	$47,715	8.00%
Tier 1 capital to risk weighted assets	90,897	15.24	23,858	4.00
Tier 1 leverage to average assets	90,897	12.08	30,102	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter to date average and allows for current period adjustments of goodwill and other intangible assets.

As shown in the table above, at March 31, 2010 and December 31, 2009, CIB Marine’s ratios exceeded the minimum capital adequacy requirements.

At both March 31, 2010 and December 31, 2009, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of March 31, 2009, CIB Marine’s Tier 1 leverage ratio had declined to 3.06% and was below the 4.0% required by the Written Agreement. At December 31, 2009, after the emergence from Bankruptcy and the issuance of the CIB Marine Preferred in exchange for the Debentures, and the related gain on the extinguishment of debt, CIB Marine’s Tier 1 leverage ratio had increased to 12.08%, well above the minimum capital requirement. At March 31, 2010, the Tier 1 leverage ratio increased to 12.60%. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as wells as the extent of continuing losses incurred by CIB Marine in future periods including those resulting from security and loan related credit losses, write-downs in loans held for sale or other real estate owned, or non-credit related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

Marine Bank stipulated to a C&D, effective April 2009. Key provisions included a restriction on paying dividends without regulatory approval and a requirement to maintain a minimum Tier 1 leverage ratio of 10%. Failure to adhere to the requirements of the actions mandated by the C&D, once it became effective, could have resulted in more severe restrictions and civil monetary penalties. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the IDFPR assumed state regulatory authority.  CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions; the development of a management plan and the need to implement its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan to reduce and manage credit concentrations. CIB Marine and CIBM Bank remain committed to maintaining adequate capital levels at CIBM Bank. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. At March 31, 2010, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.26%.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $4.0 million of capital during 2009. Other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by CIB Marine and CIBM Bank to enhance its capital ratios.

CIB Marine’s stockholders’ equity was $83.5 million at March 31, 2010 compared to $84.7 million at December 31, 2009. The decrease in 2010 was primarily the result of a net loss from continuing operations of $2.4 million. Additionally, in 2010, stockholders’ equity was positively impacted by a $1.3 million reduction in accumulated other comprehensive loss.

The emergence from Bankruptcy and the implementation of the Plan aided CIB Marine for the following reasons:

•	The exchange of the high-interest indebtedness for CIB Marine Preferred provided CIB Marine with a more stable capital structure;
•	The elimination of $107.2 million of indebtedness from CIB Marine’s balance sheet significantly improved its regulatory capital position;
•
The interest expense related to the Debentures as reflected in the Consolidated Statements of Income was $2.2 million for the first quarter of 2009 and $6.3 million for the full year 2009. No interest expense on the Debentures will be reflected in 2010 operating results;

•	The Plan allowed for the substitution of noncumulative 7% dividends on the CIB Marine Preferred for higher-rate cumulative interest on the Debentures, thereby improving operating results.

By eliminating the Debentures and thus improving its balance sheet, regulatory capital position and operating results, CIB Marine positioned itself to seek a business combination transaction on terms that could be more advantageous to CIB Marine and result in greater value for both its CIB Marine Preferred and its common shareholders. Subsequent to the emergence from Bankruptcy, CIB Marine engaged Stifel Nicholas and Company, Incorporated to assist management in identifying and contacting other bank holding companies regarding a possible merger or business combination involving the Company.

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

The Company utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. A discussion of the Company’s lending-related commitments and contingent liabilities is included in Note 12-Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities, of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Subsequent Events

On May 10, 2010, the Bankruptcy Court issued its Final Decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2009, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year continues to favor declining interest rates over rising interest rates. For additional information regarding CIB Marine’s market risk, refer to the 2009 Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap as of March 31, 2010.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$228,314	$29,553	$44,016	$146,688	$1,973	$450,544
Securities	27,856	11,935	27,189	75,211	29,072	171,263
Loans held for sale	8,684	—	—	—	—	8,684
Reverse repurchase securities and federal funds sold	500	—	—	—	—	500
Total interest-earning assets	265,354	41,488	71,205	221,899	31,045	630,991
Interest-bearing liabilities:
Time deposits	85,595	62,473	126,958	103,498	190	378,714
Savings and interest-bearing demand deposits	153,844	—	—	—	—	153,844
Short-term borrowings	7,597	—	—	—	—	7,597
Long-term borrowings	—	—	3,000	10,000	—	13,000
Total interest-bearing liabilities	$247,036	$62,473	$129,958	$113,498	$190	$553,155
Interest sensitivity gap (by period)	18,318	(20,985)	(58,753)	108,401	30,855	77,836
Interest sensitivity gap (cumulative)	18,318	(2,667)	(61,420)	46,981	77,836	77,836
Cumulative gap as a % of total assets	2.65%	(0.39)%	(8.88)%	6.79%	11.25%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR Swap yield curves as of March 31, 2010 and December 31, 2009, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
March 31, 2010	(5.05)%	(2.30)%	(4.70)%	(6.94)%
December 31, 2009	1.03%	0.97%	(5.52)%	(10.52)%

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CIB Marine and CIBM Bank engage in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in CIB Marine’s opinion, would have a material adverse effect on its consolidated financial position since the filing of the 2009 Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders or potential investors should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in CIB Marine’s 2009 Form 10-K and the updated risk factors below as well as the other information in its subsequent filings with the SEC, including this Quarterly Report on Form 10-Q. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

CIBM Bank is subject to a formal enforcement action with regulatory authorities.

Under applicable laws, the FDIC, as CIBM Bank’s primary federal regulator and deposit insurer, and the IDFPR, as CIBM Bank’s chartering authority, have the ability to impose additional sanctions, restrictions and requirements on CIBM Bank if they determine, upon examination or otherwise, violations of laws with which CIBM Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010. Key provisions included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retain qualified management, revise lending policies and procedures focused on documentation, maintain an appropriate loan review and grading system, adopt a comprehensive budget, develop a management plan and the need to implement its recommendations, develop the need for board compliance and monitoring of the provisions of the Consent Order, and develop a plan for reducing and managing credit concentration. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. Failure to adhere to the requirements of the actions mandated by the Consent Order can result in more severe restrictions and civil monetary penalties.

The purchased home equity loan pools creates special risks which may cause charge-offs and the allowance for loan losses to increase.

The determination of the level of the allowance for loan losses for the purchased home equity loan pools is based on various factors including, but not limited to, historical charge-off for the pool of loans, the level of current delinquencies in the portfolio and their corresponding loss estimates, the qualitative factors regarding credit risks, expected future pay downs and prepayments, and environmental factors. Since 2008, CIB Marine has charged-off the full amount of outstanding individual loan balances in the home equity loan pools once the respective loan became 90 days past due. An estimate of future losses within the home equity loan pools is included in the allowance for loan losses and monitored monthly to ensure that the actual charge-offs are tracking against loss expectations. If necessary, and as with other loan assets, adjustments are made to the allowance for loan loss to account for further deterioration in credit quality. There can be no assurance that future losses will match the loss expectations, which could result in increased levels of loan loss provisions and charge-offs, negatively impacting the consolidated results of operations.

ITEM 6. EXHIBITS

Exhibit 2.1-Final Decree by the United States Bankruptcy Court for the Eastern District of Wisconsin.

Exhibit 10.1-Services Agreement with Daniel J. Rasmussen (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated January 8, 2010).

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: May 13, 2010	By:	/s/ EDWIN J. DEPENBROK
Edwin J. Depenbrok
Chief Financial Officer