Form 10-Q
period 2010-09-30
CIB MARINE BANCSHARES INC
filed 2010-11-12
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission file number 000-24149

CIB MARINE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Wisconsin	37-1203599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1930 W. Bluemound Road, Suite D, Waukesha, Wisconsin	53186
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐

As of October 31, 2010 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2010, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	December 31, 2009
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$57,284	$30,235
Reverse repurchase securities	—	5,000
Federal funds sold	500	500
Total cash and cash equivalents	57,784	35,735
Securities available for sale	142,063	182,971
Loans held for sale	10,596	13,451
Loans	415,207	470,668
Allowance for loan losses	(15,163)	(16,240)
Net loans	400,044	454,428
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	5,125	5,047
Accrued interest receivable	2,375	2,847
Foreclosed properties	5,859	830
Assets of company held for disposal	1,127	1,171
Other assets	2,240	1,822
Total assets	$638,768	$709,857
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$51,149	$52,750
Interest-bearing demand	31,649	32,325
Savings	130,518	117,589
Time	323,271	386,786
Total deposits	536,587	589,450
Short-term borrowings	11,361	12,572
Long-term borrowings	13,000	18,000
Accrued interest payable	914	1,204
Liabilities of company held for disposal	1,127	1,171
Other liabilities	2,335	2,765
Total liabilities	565,324	625,162
Commitments and contingent liabilities (Note 10)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares at September 30, 2010 and December 31, 2009	18,346	18,346
Capital surplus	158,515	158,682
Accumulated deficit	(149,672)	(136,621)
Accumulated other comprehensive income (loss) related to available for sale securities	2,062	(1,290)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(6,278)	(4,893)
Accumulated other comprehensive loss, net	(4,216)	(6,183)
Treasury stock shares at cost; 218,499 at September 30, 2010 and December 31, 2009	(529)	(529)
Total stockholders’ equity	73,444	84,695
Total liabilities and stockholders’ equity	$638,768	$709,857

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Interest Income
Loans	$5,294	$6,630	$16,483	$20,876
Loans held for sale	106	6	305	24
Securities:
Taxable	1,875	2,732	6,185	9,463
Tax-exempt	3	4	9	12
Federal funds sold	31	44	76	218
Total interest income	7,309	9,416	23,058	30,593
Interest Expense
Deposits	2,090	4,110	6,882	13,452
Short-term borrowings	6	15	24	109
Long-term borrowings	139	216	434	726
Junior subordinated debentures	—	1,853	—	6,283
Total interest expense	2,235	6,194	7,340	20,570
Net interest income	5,074	3,222	15,718	10,023
Provision for loan losses	6,602	10,029	11,710	19,230
Net interest income (loss) after provision for loan losses	(1,528)	(6,807)	4,008	(9,207)
Noninterest Income
Loan fees	22	21	61	116
Deposit service charges	201	247	623	709
Other service fees	25	36	82	96
Other income	—	6	30	9
Total other-than-temporary impairment loss
Total impairment loss	(899)	(186)	(1,703)	(4,354)
Loss recognized in other comprehensive income	741	—	1,490	4,142
Net impairment loss recognized in earnings	(158)	(186)	(213)	(212)
Net gain on sale of securities	—	—	153	551
Net gain on sale of assets	19	38	134	115
Total noninterest income	109	162	870	1,384
Noninterest Expense
Compensation and employee benefits	2,715	2,945	7,654	9,955
Equipment	249	379	751	1,039
Occupancy and premises	749	507	1,817	1,637
Data processing	187	272	565	723
Federal deposit insurance	450	301	1,457	1,427
Professional services	535	1,346	1,572	3,440
Reorganization expense	—	122	—	122
Write down and losses on assets	353	721	1,107	1,273
Other expense	1,108	1,387	3,006	3,222
Total noninterest expense	6,346	7,980	17,929	22,838
Loss from continuing operations before income taxes	(7,765)	(14,625)	(13,051)	(30,661)
Income tax expense (benefit)	—	(1)	—	99
Loss from continuing operations	(7,765)	(14,624)	(13,051)	(30,760)
Income from discontinued operations	—	711	—	711
Net loss	$(7,765)	$(13,913)	$(13,051)	$(30,049)

Loss Per Share
Basic loss from continuing operations	$(0.43)	$(0.81)	$(0.72)	$(1.69)
Discontinued operations	—	0.04	—	0.04
Net loss	$(0.43)	$(0.77)	$(0.72)	$(1.65)

Diluted loss from continuing operations	$(0.43)	$(0.81)	$(0.72)	$(1.69)
Discontinued operations	—	0.04	—	0.04
Net loss	$(0.43)	$(0.77)	$(0.72)	$(1.65)

Weighted average shares-basic	18,127,892	18,127,943	18,127,892	18,247,826
Weighted average shares-diluted	18,127,892	18,127,943	18,127,892	18,247,826

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other	Stock Receivables and
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
		(Dollars in thousands, except share data)

Balance at January 1, 2009	18,346,391	$18,346	$—	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive loss:
Change in unrealized gains on securities available for sale	—	—	—	—	—	6,633	—	6,633
Net realized gains on available for sale securities	—	—	—	—	—	(551)	—	(551)
Net loss	—	—	—	—	(30,049)	—	—	(30,049)
Total comprehensive loss								(23,967)
Stock option expense	—	—	—	87	—	—	—	87
Purchase 205,836 shares from ESOP	—	—	—	—	—	—	(367)	(367)
Reduction of receivables from sale of stock	—	—	—	—	—	—	51	51
Balance, September 30, 2009	18,346,391	$18,346	$—	$158,700	$(180,395)	$(5,516)	$(529)	$(9,394)

Balance, January 1, 2010	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(1,386)	—	(1,386)
Change in unrealized gains on securities available for sale	—	—	—	—	—	3,506	—	3,506
Net realized gains on available for sale securities	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(13,051)	—	—	(13,051)
Total comprehensive loss								(11,084)
Stock option benefit	—	—	—	(167)	—	—	—	(167)
Balance, September 30, 2010	18,346,391	$18,346	$51,000	$158,515	$(149,672)	$(4,216)	$(529)	$73,444

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(13,051)	$(30,760)
Net income from discontinued operations	—	711
Net loss	(13,051)	(30,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	62	(40)
Depreciation and other amortization	17	(275)
Provision for loan losses	11,710	19,230
Originations of loans held for sale	(3,536)	(11,764)
Proceeds from sale of loans held for sale	10,377	11,646
Net gain on sale of assets	(134)	(115)
Net gain on sale of securities	(153)	(551)
Reorganization items	—	647
Write down and losses on assets	1,107	1,273
Impairment loss on investment securities	213	212
Decrease (increase) in interest receivable and other assets	(212)	463
Increase (decrease) in accrued interest payable and other liabilities	(699)	6,169
Operating cash flows of discontinued operations	—	(711)
Net cash provided by (used in) operating activities	5,701	(3,865)
Cash Flows from Investing Activities
Maturities of securities available for sale	5,155	28,173
Purchase of securities available for sale	—	(9,648)
Proceeds from sales of securities available for sale	1,107	13,308
Repayments of asset and mortgage-backed securities available for sale	36,931	58,839
Net increase in other investments	68	80
Net decrease in loans	32,082	25,405
Proceeds from sale of foreclosed properties	814	219
Premises and equipment expenditures	(714)	(72)
Net cash provided by investing activities	75,443	116,304
Cash Flows from Financing Activities
Decrease in deposits	(52,884)	(53,331)
Net decrease in short-term borrowings	(1,211)	(48,963)
Repayments of long-term borrowings	(5,000)	(6,000)
Purchase of treasury stock	—	(367)
Net decrease in receivables from sale of stock	—	51
Net cash used in financing activities	(59,095)	(108,610)
Net increase in cash and cash equivalents	22,049	3,829
Cash and cash equivalents, beginning of period	35,735	57,231
Cash and cash equivalents, end of period	$57,784	$61,060
Supplemental Cash Flow Information
Cash paid during the period for:
Interest expense	$7,630	$14,884
Income taxes	182	—
Supplemental Disclosures of Noncash Activities
Transfer of loans to loans held for sale	4,715	—
Transfer of loans to foreclosed properties	5,815	934
Transfer of loans held for sale to foreclosed properties	186	—

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or the “Company”) 2009 Annual Report on Form 10-K (“2009 Form 10-K”). References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. Effective June 26, 2009, CIB Marine’s Wisconsin-chartered subsidiary bank, Marine Bank, merged with and into its Illinois-chartered subsidiary bank, Central Illinois Bank, and the combined bank name was changed to CIB Marine Bank. On August 17, 2009, CIB Marine Bank changed its name to CIBM Bank. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter and nine-month periods ended September 30, 2010 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Debtor-in-Possession Financial Statements for September 30, 2009

As discussed in Note 2-Emergence from Chapter 11 Bankruptcy, CIB Marine filed a pre-packaged Plan of Reorganization (the “Plan”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) on September 16, 2009 (the “Filing Date”). Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, ASC 852 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business, as well as additional disclosures. CIB Marine adopted ASC 852 for its debtor-in-possession financial statements effective as of the Filing Date and prepared its financial statements as of and for the period ended September 30, 2009, in accordance with the requirements of ASC 852. Expenses that were directly associated with the reorganization are reported separately as reorganization items in CIB Marine’s 2009 statement of operations. In addition, cash provided by or used for reorganization items is disclosed separately in CIB Marine’s 2009 statement of cash flows.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

In June 2009, the FASB issued an amendment to ASC Topic 810 (“ASC 810”) which revised and changed how CIB Marine would determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether CIB Marine is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and CIB Marine’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 requires new disclosures regarding any involvement with variable interest entities and significant changes to risk due to that involvement. The amendment to ASC 810 was effective January 1, 2010, and its adoption did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010, was not material as it only required additional disclosures.

In April 2010, the FASB issued new guidance which provides that loans accounted for within a pool need not be removed from the pool when loan modifications would otherwise be considered troubled debt restructurings. Under this guidance, financial institutions will continue to evaluate the pool of loans when performing its impairment analysis. The adoption of this standard did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

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

Note 2- Emergence from Chapter 11 Bankruptcy

As of April 30, 2009, the Company was in default on each of its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002 (see Note 7-Long-term Borrowings). As a result, the holders of the TruPS (the “TruPS Holders”) could have, at their discretion, accelerated the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the Plan that was presented to the TruPS Holders for their approval. Under the Plan, approximately $105.3 million of principal and accrued interest on the Debentures would be exchanged for two series of preferred stock.

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

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (the “Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”) were issued. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval (see Note 8-Stockholders’ Equity).

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

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2010, and December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2010
U.S. government agencies	$14,206	$544	$—	$14,750
States and political subdivisions	29,384	1,567	753	30,198
Trust preferred collateralized debt obligations	8,482	—	5,315	3,167
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	48,620	2,405	—	51,025
Residential mortgage-backed securities (non-agencies (1))	45,437	428	3,092	42,773
Total securities available for sale	$146,279	$4,944	$9,160	$142,063
December 31, 2009
U.S. government agencies	$18,588	$911	$—	$19,499
States and political subdivisions	30,126	858	238	30,746
Trust preferred collateral debt obligations	8,535	—	4,873	3,662
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	67,697	2,689	—	70,386
Residential mortgage-backed securities (non-agencies (1))	63,103	92	5,641	57,554
Equity securities	955	19	—	974
Total securities available for sale	$189,154	$4,569	$10,752	$182,971
____________
(1) Residential mortgage-backed securities (non-agencies) comprise non-agency mortgage-backed securities and collateralized mortgage obligations secured by residential mortgages.

Securities available for sale with a carrying value of $87.2 million and $132.3 million at September 30, 2010, and December 31, 2009, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a fed funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at September 30, 2010, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	September 30, 2010
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,245	$7,366
Due after one year through five years	15,971	17,061
Due after five years through ten years	14,384	14,332
Due after ten years	14,622	9,506
	52,222	48,265
Residential mortgage-backed securities (agencies)	48,620	51,025
Residential mortgage-backed securities (non-agencies)	45,437	42,773
Total securities available for sale	$146,279	$142,063

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2010
States and political subdivisions	$1,710	$751	$337	$2	$2,047	$753
Trust preferred collateralized debt obligations	—	—	3,167	5,315	3,167	5,315
Residential mortgage-backed securities (non-agencies)	1,708	37	27,260	3,055	28,968	3,092
Total securities with unrealized losses	$3,418	$788	$30,764	$8,372	$34,182	$9,160
Securities without unrealized losses					107,881
Total securities available for sale					$142,063

December 31, 2009
States and political subdivisions	$6,595	$174	$899	$64	$7,494	$238
Trust preferred collateralized debt obligations	—	—	3,662	4,873	3,662	4,873
Residential mortgage-backed securities (non-agencies)	5,902	17	43,591	5,624	49,493	5,641
Total securities with unrealized losses	$12,497	$191	$48,152	$10,561	$60,649	$10,752
Securities without unrealized losses					122,322
Total securities available for sale					$182,971

For those securities with fair value less than cost at September 30, 2010, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be other-than-temporarily impaired (“OTTI”), except for the following: (1) six residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.3 million credit-related OTTI recognized during 2009 and $0.2 million recognized for the nine months ended September 30, 2010, and (2) two trust preferred collateralized debt obligations with $0.1 million credit-related OTTI recognized during 2009 and none recognized through the third quarter of 2010.

Proceeds from the sales of securities available for sale during the first nine months of 2010 and 2009 were $1.1 million and $13.3 million and CIB Marine realized a $0.2 million and $0.6 million gain on sale, respectively, for those periods.

Net unrealized losses on investment securities at September 30, 2010, were $4.2 million compared to $6.2 million at December 31, 2009. At September 30, 2010, trust preferred collateralized debt obligations accounted for $5.3 million and Non-agency MBS accounted for $2.7 million in net unrealized losses. The remaining securities had net unrealized gains of $3.8 million at September 30, 2010.

States and Political Subdivisions (“Municipal Securities”). At September 30, 2010, for those Municipal Securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one security rated B with a par value of $2.5 million, amortized cost of $2.5 million and fair market value of $1.7 million. In addition, unrated Municipal Securities totaled $2.9 million par value, $2.9 million amortized cost and $3.0 million in fair value and are to be repaid with ad valorem property taxes. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its Municipal Securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss. As a result, CIB Marine has not recognized any credit or non-credit related OTTI on its Municipal Securities.

Trust Preferred Collateralized Debt Obligations. At September 30, 2010, CIB Marine held $8.7 million par value, with an amortized cost of $8.5 million and fair value of $3.2 million, of trust preferred collateralized debt obligations. The fair value of these securities was $3.7 million at December 31, 2009. To a limited extent these securities are protected against credit loss by credit enhancements such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however they also may be subordinated to more senior classes as identified later in this section.

CIB Marine evaluates securities in its portfolio for credit-related OTTI by evaluating estimated discounted cash flows and comparing this to the current amortized cost of each respective security. When the estimated discounted cash flows are less than the current amortized cost of a security, a credit-related OTTI charge is recognized through earnings.

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

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its trust preferred collateralized debt obligations before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Trust Preferred Collateralized Debt Obligations.” For CIB Marine’s holdings in PreTSL 23 and 26 at September 30, 2010, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date and are expected to continue to receive PIK rather than cash for an extended period of time. Taken in combination with expanded expected future deferrals and defaults given the deterioration in the financial industry, these two securities are considered to be OTTI. The cash that is received from performing issuers in each respective collateral pool will be directed to pay down the par values of certain classes senior to the class held by CIB Marine, thereby reducing the more senior classes’ par values and by this process improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK acts like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for $0.1 million in credit-related OTTI recorded during 2009. It is estimated that for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 9% and 18%, respectively, of currently performing collateral to immediately defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, CIB Marine considers them to be OTTI and had recorded $0.1 million in credit-related OTTI during 2009 and none through the third quarter of 2010, and placed them on nonaccrual. Further deterioration in the financial industry beyond what is currently expected potentially could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $5.3 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) as of September 30, 2010, is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. With the exception of the contractual PIK process described earlier in this section, all the respective securities were performing as to full and timely payments at September 30, 2010, as required under the contractual arrangements.

Additional information as of September 30, 2010, related to these debt obligations and related OTTI is provided in the table below:

Trust Preferred Collateralized Debt Obligations
Deal	Class (1)	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Current Collateral Balances/ Break in Yield (3)/Coverage (4)
(Dollars in thousands)
PreTSL 23	C-FP	$747	$103	$67	$(644)	C/NR/C	28/9/(22)
PreTSL 26	B-1	3,949	621	—	(3,328)	Ca/NR/CC	30/18/(23)
PreTSL 27	A-1	1,864	1,156	—	—	A3/CCC/BB	29/35/12
PreTSL 28	A-1	1,922	1,287	—	—	A3/CCC/BB	23/38/25
____________
(1)
CIB Marine’s security holdings in PreTSL 27 and 28 are the most senior of the classes in the deal; CIB Marine’s security holdings in PreTSL 23 and 26 are not the most senior of the classes in the deal, nor are they the most deeply subordinated.

(2)	Total OTTI Recognized in Earnings and AOCI reflects amounts recognized since the date CIB Marine acquired the securities.
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

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS were primarily caused by deterioration in credit quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security. At September 30, 2010, CIB Marine had Non-agency MBS holdings of $46.4 million par value with a fair value of $42.7 million, down from holdings at December 31, 2009 of $64.2 million par value with a fair value of $57.6 million. The decline of $17.8 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through September 30, 2010, have all been timely and in full except for one security with credit-related OTTI, where payments received have been timely but at amounts reduced by losses previously recognized as credit-related OTTI.

At the time of purchase, for those that had provided a rating, each of Moody’s, Standard and Poor’s or Fitch’s (“rating agencies”) ratings for CIB Marine’s Non-agency MBS were AAA, and in every case at least two of the rating agencies had rated each security. At September 30, 2010, securities with a par value of $26.3 million and unrealized losses of $2.9 million were below investment grade compared to securities with a par value of $24.0 million and unrealized losses of $4.1 at December 31, 2009. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of the rating agencies.

Total Residential Mortgage Backed Securities (non-agency) Credit Ratings as of September 30, 2010
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$13,425	$13,219	$236
AA	1,325	1,316	(59)
A	5,381	5,345	50
BB or below (1)	26,311	25,557	(2,891)
Total	$46,442	$45,437	$(2,664)
____________
(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

The predominant form of underlying collateral in the Non-agency MBS is fixed-rate, first lien single family residential mortgages of both conforming and jumbo mortgage size, with both traditional and non-traditional underwriting qualities (e.g., prime jumbo, conforming Alt-A and jumbo Alt-A, each of which includes reduced documentation types). All of CIB Marine’s Non-agency MBS are senior in position to subordinated tranches of securities issued to absorb losses, to the extent they are still able, prior to CIB Marine’s securities. The securities have issue dates between and including 2002 through 2006. At September 30, 2010, the issues from 2004 or earlier represented $16.2 million in amortized cost with a fair value of $16.3 million and an unrealized gain of $0.1 million, and the issue dates from 2005 through 2006 represented $29.2 million in amortized cost with a fair value of $26.4 million and an unrealized loss of $2.8 million. At September 30, 2010, the balance-weighted mean and median percentages for each security, respectively, of various delinquency and nonperformance measures to the total mortgage loans collateralizing those securities were: (1) 5.7% and 2.0%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to other real estate owned, (2) 3.9% and 1.8%, respectively, for loans in foreclosure plus other real estate owned, and (3) 9.5% and 3.8%, respectively, for the total of loans 60 or more days past due, in foreclosure and other real estate owned. With respect to the ratios reported in (3), the range across the securities was 0.0% to 33.5%. The State of California represents the highest geographic concentration of loans with a range of loans within each respective securities collateral pool ranging from 14% to 100% from California, but with the majority of the securities within 30% to 50%.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for three securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those securities, OTTI recognized in earnings was $0.3 million during all of 2009 and $0.2 million during the first nine months of 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determined that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases. Prior to 2009, all OTTI, credit and non-credit related, was required to be recognized into earnings.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for third quarter of 2010 included annualized prepayment speeds ranging between 6% and 14%, future cumulative default rates ranging between 18% and 45%, weighted average loss severity rates ranging between 40% and 50%, and resulting future cumulative collateral loss rates ranging between 7% and 21%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

Total Residential Mortgage Backed Securities (non-agency) with OTTI at September 30, 2010
Credit Category	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (3)	Range of Mean Original Loan to Values (3)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$—	$—	$—	$—	NA	NA	NA	NA
Below Investment Grade (1)	13,119	10,813	(750)	(2,306)	11 – 34%	66 - 73%	2005-2006	0.0 – 10.2%
Total	$13,119	$10,813	$(750)	$(2,306)	11 – 34%	66 - 73%	2005-2006	0.0 – 10.2%
____________
(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
(2)
During 2008, $1.6 million of non-credit related OTTI was recognized in earnings as well. This was added back to retained earnings (but not through earnings) and transferred to AOCI on adoption of ASC 320-10-65 on January 1, 2009.

(3)
Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Nonperforming loans here means past due 60 or more days, in foreclosure or held as real estate owned. The full amount of nonperforming loans are not expected to translate into a dollar-for-dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Equity Securities. At September 30, 2010, CIB Marine held no marketable equity securities. At December 31, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis and $1.0 million in fair value. During the first nine months of 2010, all of the other securities were sold resulting in net proceeds of $1.1 million and a gain on sale of securities of $0.2 million.

Expectations that CIB Marine’s other notes, bonds and Non-agency MBS will continue to perform in accordance with their contractual terms, except to the extent a credit loss exists and has been recognized, are based on management assumptions which require the use of estimates and significant judgments. It is possible that the underlying collateral of these investments will perform worse than expected, resulting in adverse changes in cash flows and OTTI charges in future periods. Events that may impact CIB Marine’s assumptions include, but are not limited to, increased delinquencies, default rates and loss severities in the financial instruments comprising the collateral.

Roll-forward of OTTI Related to Credit Loss. The following table is a roll-forward of the amount of OTTI related to credit losses that has been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarters and nine months ended September 30, 2010, and 2009:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in other comprehensive income	$658	$228	$603	$202
Additions for the amount related to credit loss for which an OTTI was not previously recognized	145	—	170	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	14	186	44	212
Balance at end of period of credit losses related to OTTI for which a portion was recognized in other comprehensive income	$817	$414	$817	$414

Note 4- Loans and Allowance for Loan Losses

The components of loans were as follows:

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$51,648	12.5%	$71,921	15.3%
Commercial real estate	237,879	57.4	243,811	51.9
Commercial real estate construction	37,210	9.0	49,795	10.6
Residential real estate	14,862	3.6	19,322	4.1
Home equity loans	69,832	16.9	81,832	17.5
Consumer loans	2,720	0.6	2,701	0.6
Gross loans	414,151	100.0%	469,382	100.0%
Deferred loan costs	1,056		1,286
Loans	415,207		470,668
Allowance for loan losses	(15,163)		(16,240)
Loans, net	$400,044		$454,428

A troubled debt restructured (“TDR”) on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of September 30, 2010, there were $21.5 million TDR loans, of which $17.3 million were classified as nonaccrual and $4.2 million were classified as restructured loans, and there were no unfunded commitments on these loans. As of December 31, 2009, there were $14.3 million TDR loans of which $13.5 million were classified as nonaccrual and $0.8 million were classified as restructured loans.

The following table lists information on nonperforming and certain past due loans:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual-loans	$39,815	$50,812
Nonaccrual-loans held for sale	4,900	7,056
Restructured loans	4,182	831
90 days or more past due and still accruing-loans	56	—
90 days or more past due and still accruing-loans held for sale	—	—

Information on impaired loans is as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$29,606	$36,205
Impaired loans with a specific allowance	13,901	15,168
Total impaired loans	$43,507	$51,373
Specific allowance related to impaired loans	$5,225	$3,785

At September 30, 2010, impaired loans decreased $7.9 million and specific allowances related to impaired loans increased by $1.4 million compared to December 31, 2009. Impaired loans without a specific allowance, either due to prior charge-downs to their impaired value or due to sufficient expected discounted cash flows or collateral values, decreased by $6.6 million and impaired loans with a specific allowance decreased $1.3 million. The increase in the specific allowance was related to the increase in impairment of the impaired loans as determined by each impaired loan’s respective impairment analysis, including the level of expected discounted cash flows and collateral valuations.

Changes in the allowance for loan losses were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$15,696	$17,121	$16,240	$19,242
Charge-offs	(7,440)	(6,859)	(14,245)	(18,510)
Recoveries	305	67	1,458	396
Net loan charge-offs	(7,135)	(6,792)	(12,787)	(18,114)
Provision for loan losses	6,602	10,029	11,710	19,230
Balance at end of period	$15,163	$20,358	$15,163	$20,358
Allowance for loan losses as a percentage of loans	3.65%	3.99%	3.65%	3.99%

The allowance for loan losses as a percentage of loans decreased from 3.99% at September 30, 2009, to 3.65% at September 30, 2010. The decrease in the percentage was the result of charge-offs during the nine-month period ended September 30, 2010, and the relative decline in the proportion of the portfolio comprised of higher reserve segments. At September 30, 2010, the allowance for loan losses decreased to $15.2 million compared to $16.2 million at December 31, 2009. The reduction since year end 2009 is primarily attributable to the decline in the allowance for loan losses for the purchased home equity loan pools to $1.9 million or 6.5% of the remaining pool balances at September 30, 2010, from $3.9 million or 11.0% of the remaining balances at December 31, 2009. The reduction between periods was related to the decline in total overall pool balances and trending net charge-offs levels and rates. The allowance for loan losses was higher for commercial real estate and commercial loans. Excluding the home equity pools, the allowance for loan losses for all other loans increased $1.0 million to $13.3 million or 3.4% of all other total loans at September 30, 2010, compared to $12.3 million or 2.8% of all other total loans at December 31, 2009.

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of and conduct banking transactions with CIBM Bank on terms not more favorable than would be provided other customers in ordinary course of business. There were $0.7 million and $2.0 million in such loans to directors and principal officers at September 30, 2010 and December 31, 2009, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.3 million and $1.5 million at September 30, 2010, and December 31, 2009, respectively.

Note 5-Foreclosed Properties

A summary of foreclosed properties at September 30, 2010, and 2009 was as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Balance at beginning of period	$2,812	$1,446	$830	$980
Transfer of loans at net realizable value to foreclosed properties	3,751	5	5,815	934
Transfer of loans held for sale at net realizable value to foreclosed properties	186	—	186	—
Sale proceeds	(814)	(166)	(814)	(219)
Loans made in sale of foreclosed properties	—	—	—	—
Net gain (loss) from sale of foreclosed properties	19	—	19	(1)
Write down and losses on foreclosed properties	(95)	—	(177)	(409)
Balance at end of period	$5,859	$1,285	$5,859	$1,285

Note 6-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities. The following is a summary of short-term borrowings:

	September 30, 2010		December 31, 2009
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$11,240	0.23%	$9,684	0.42%
Treasury, tax, and loan note	121	0.00	2,888	0.00
Total short-term borrowings	$11,361	0.22%	$12,572	0.32%

There were no federal funds purchased at September 30, 2010, or December 31, 2009. Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repo sweep arrangements and amounted to $11.2 million at September 30, 2010, and $9.7 million at December 31, 2009.

Note 7-Long-term Borrowings

Long-term borrowings consist of borrowings having an original maturity of greater than one year.

Federal Home Loan Bank of Chicago

The following table presents information regarding amounts payable to the FHLBC. All of the borrowings shown in the following table are fixed rate borrowings collateralized by residential mortgage backed securities.

September 30, 2010		December 31, 2009		Scheduled
Balance	Rate	Balance	Rate	Maturity
(Dollars in thousands)
$3,000	4.54%	$3,000	4.54%	10/25/10
—	—	5,000	3.32	02/16/10
5,000	3.95	5,000	3.95	08/15/11
5,000	4.21	5,000	4.21	08/14/12
$13,000	4.19%	$18,000	3.95%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $25.1 million and $34.8 million at September 30, 2010, and December 31, 2009, respectively. These assets consisted of securities with a fair value of $29.5 million and $61.8 million at September 30, 2010, and December 31, 2009, respectively. As a result, additional borrowings available at the FHLBC at September 30, 2010, were $12.1 million based on $25.1 million in potential borrowings less $13.0 million in outstanding borrowings. Similarly, $16.8 million was available at December 31, 2009, based on $34.8 in potential borrowings less $18.0 million in actual outstanding borrowings. CIBM Bank paid off the maturing FHLBC borrowing of $3.0 million on October 25, 2010.

Junior Subordinated Debentures

Between 2001 and 2003, CIB Marine formed four statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in Debentures of CIB Marine. The Trusts used the proceeds from the issuance of the TruPS and the issuance of its common securities to CIB Marine to purchase the Debentures. Interest on the Debentures and distributions on the TruPS were payable either quarterly or semi-annually in arrears. CIB Marine had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the Debentures for consecutive periods not exceeding five years; but not beyond the stated maturity of the Debentures. In 2004, CIB Marine entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) (see Note 8-Stockholders’ Equity). Among other items, the Written Agreement required CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings or debt, or paying interest on its Debentures. As a result of the Written Agreement, CIB Marine deferred all interest payments on its Debentures subsequent to December 31, 2003, and as a result the Trusts deferred distributions on their respective TruPS. These deferral periods all expired in the first quarter of 2009 and CIB Marine did not make the required interest payments such that, by April 30, 2009, CIB Marine was in default with respect to the Debentures issued to all four of the Trusts. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the Plan that was presented to the TruPS Holders for their approval. On the Filing Date, following receipt of approval of the Plan by the requisite TruPS Holders, CIB Marine filed the Plan pursuant to Chapter 11 of the Bankruptcy Code. As of the Filing Date, CIB Marine had accrued interest payable on its $61.9 million Debentures of $45.3 million. Under the Plan, the total $107.2 million of cumulative high-interest indebtedness related to the TruPS was to be exchanged for two series of preferred stock. The Plan was confirmed by the Bankruptcy Court on October 29, 2009 and had an effective date of December 30, 2009. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange. See Note 2-Emergence from Chapter 11 Bankruptcy and Note 8-Stockholders’ Equity for more information.

Note 8-Stockholders’ Equity

Preferred Stock

On December 30, 2009, CIB Marine issued CIB Marine Preferred in exchange for $107.2 million of indebtedness related to the TruPS (See also Note 7-Long-term Borrowings and Note 2- Emergence from Chapter 11 Bankruptcy). The key terms of the CIB Marine Preferred are as follows:

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

Treasury Stock

CIBM Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At both September 30, 2010, and December 31, 2009, 7,452 shares of treasury stock were directly owned by CIBM Bank and thus were not excluded from the number of shares outstanding.

Regulatory Capital

CIB Marine and CIBM Bank are subject to various regulatory capital requirements administered by the banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and CIBM Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well-capitalized, a bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively, and not be subject to any written agreement, order, capital directives or prompt corrective action directive issued by the Federal Reserve in the case of CIB Marine or the Federal Deposit Insurance Corporation (“FDIC”) in the case of CIBM Bank.

There are five capital categories defined in the regulations: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of CIBM Bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At both September 30, 2010, and December 31, 2009, CIB Marine was subject to the Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

Effective April 24, 2009, Marine Bank stipulated to a Cease and Desist Order (“C&D”) with the FDIC and the Wisconsin of Department of Financial Institutions Division of Banking (“WDFI”). The C&D required, among other things, Marine Bank to take certain corrective actions which focused on reducing exposure to nonperforming loans, and imposed restrictions on lending to borrowers with existing nonperforming loans. Key provisions also included a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. The C&D was re-affirmed by the FDIC upon the merger of Marine Bank with and into Central Illinois Bank and continued to be applicable to CIBM Bank. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”) assumed state regulatory authority over the institution. CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions: the development of a management plan and implementing its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, maintain a minimum total risk-based capital ratio of 12%, and a plan for reducing and managing credit concentrations. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations of the regulatory agencies.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $1.5 million of capital during the third quarter of 2010 and $4.0 million of capital during 2009. This was consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended. Other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by CIBM Bank to enhance its capital ratios.

At September 30, 2010, CIBM Bank’s capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence was considered to be adequately-capitalized under the regulatory definitions, but its Tier 1 leverage ratio fell below the required 10% level required by the Consent Order. See further discussion in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital for future actions contemplated to attain compliance with the Consent Order. As a result of the Consent Order, CIBM Bank is also restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so.

The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted above, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the level required to be considered “well-capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$84,382	15.94%	$42,348	8.00%
CIBM Bank	68,273	13.15	41,525	8.00	$51,906	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$77,660	14.67%	$21,174	4.00%
CIBM Bank	61,679	11.88	20,762	4.00	$31,144	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$77,660	11.89%	$26,119	4.00%
CIBM Bank (1)	61,679	9.61	25,680	4.00	$32,100	5.00%

December 31, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$98,461	16.51%	$47,715	8.00%
CIBM Bank	79,120	13.59	46,566	8.00	$58,208	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$90,897	15.24%	$23,858	4.00%
CIBM Bank	71,735	12.32	23,283	4.00	$34,925	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$90,897	12.08%	$30,102	4.00%
CIBM Bank (1)	71,735	9.79	29,317	4.00	$36,646	5.00%
____________
(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% of total assets. At September 30, 2010, and December 31, 2009, CIBM Bank’s Tier 1 leverage capital ratio to total assets was 9.82% and 10.31%, respectively.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from CIBM Bank during the first nine months of 2010 or in 2009. CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators.

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

Note 9-Loss Per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(7,765)	$(14,624)	$(13,051)	$(30,760)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(7,765)	$(14,624)	$(13,051)	$(30,760)

Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,395	18,135,344	18,255,278
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,943	18,127,892	18,247,826
Effect of dilutive stock options outstanding	—	—	—	—
Basic	18,127,892	18,127,943	18,127,892	18,247,826
Assumed conversion of Series B Preferred to common	—	—	—	—
Diluted	18,127,892	18,127,943	18,127,892	18,247,826

Loss per share :
Basic loss from continuing operations	$(0.43)	$(0.81)	$(0.72)	$(1.69)
Diluted loss from continuing operations	$(0.43)	$(0.81)	$(0.72)	$(1.69)

Options to purchase 492,141 and 896,012 shares of common stock for the quarters and 610,190 and 978,254 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At September 30, 2010, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and therefore, was excluded from the calculation of diluted loss per share for the quarter and nine-month periods ending September 30, 2010.

Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to extend credit	$40,678	$37,948
Standby letters of credit	2,141	2,142
Mortgage related derivatives	—	2,055

Lending Related Commitments

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s loan loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.1 million with a weighted average term of approximately 11 months at both September 30, 2010, and December 31, 2009. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

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

Note 11-Fair Value

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2010
Assets
U.S. government agencies	$14,750	$—	$14,750	$—
States and political subdivisions	30,198	—	30,198	—
Trust preferred securities collateralized debt obligations	3,167	—	—	3,167
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	51,025	—	51,025	—
Residential mortgage-backed securities (non-agencies)	42,773	—	42,745	—
Total	$142,063	$—	$138,868	$3,167

December 31, 2009
Assets
U.S. government agencies	$19,499	$—	$19,499	$—
States and political subdivisions	30,746	—	30,746	—
Trust preferred securities collateralized debt obligations	3,662	—	—	3,662
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	70,386	—	70,386	—
Residential mortgage-backed securities (non-agencies)	57,554	—	57,554	—
Equity securities	974	—	974	—
Mortgage forward sale agreement	5	—	5	—
Mortgage written options	17	—	17	—
Total	$182,993	$—	$179,331	$3,662

Liabilities
Mortgage interest rate lock commitments	$17	$—	$17	$—
Total	$17	$—	$17	$—

The decrease in Level 2 assets since year-end 2009 was primarily attributable to $36.9 million in repayments of mortgage-backed securities available for sale and the sale of equity securities during 2010. The following table presents a roll-forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

Fair Values Measured on a Recurring Basis with Significant Unobservable Inputs (Level 3)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Available for Sale Securities (1)
Beginning of period balance	$3,491	$3,983	$3,662	$3,254
Total gains or losses (realized/unrealized)
Included in earnings	—	(67)	—	(67)
Included in other comprehensive income	(318)	395	(474)	1,146
Purchases, issuances and settlements	(6)	(7)	(21)	(29)
Transfers in and/or out of Level 3	—	—	—	—
End of period balance	$3,167	$4,304	$3,167	$4,304
The amount of total gains or losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(318)	$328	$(474)	$1,079
____________
(1)	Trust preferred securities collateralized debt obligations

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010, and December 31, 2009.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Quarter-to- Date	Total Gains (Losses) Year-to- Date
	(Dollars in thousands)
September 30, 2010
Assets
Loans held for sale	$10,596	$—	$—	$10,596	$(76)	$(538)
Impaired loans (1)	21,973	—	21,973	—	(3,022)	(9,442)
Foreclosed properties	5,859	—	5,859	—	(76)	(158)
Total	$38,428	$—	$27,832	$10,596	$(3,174)	$(10,138)

December 31, 2009
Assets
Loans held for sale	$13,451	$—	$300	$13,151		$(1,775)
Impaired loans (1)	34,735	—	34,735	—		(5,055)
Foreclosed properties	830	—	830	—		(196)
Other equity investments	65	—	—	65		—
Total	$49,081	$—	$35,865	$13,216		$(7,026)
___________
(1)
Impaired loans losses in period include only those attributable to the loans represented in the fair value measurements for September 30, 2010, and December 31, 2009. Total impaired loans at September 30, 2010, and December 31, 2009, were $43.5 million and $51.4 million, respectively.

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

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial mortgage and residential mortgage loans, is estimated based indicative and general sale price levels for commercial mortgages of similar quality and current prices for similar residential mortgage loans offered by mortgage correspondent banks. Residential mortgage loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly-originated residential mortgage loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Impaired Loans. Impairment losses are included in the allowance for loan losses. The impairment loss is based on Level 2 quoted market price inputs, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those loans that are carried at their fair value and at this time would only include those with an impairment loss either reserved for as a specific reserve or charged-off where that impairment loss was determined using a market approach to valuation based upon a fair value estimate of the collateral. For real estate collateral that is done using an appraised value of the real estate with certain other market correlated or corroborated information.

Foreclosed Properties. Foreclosed property fair value estimates are derived using the market approach to valuation using Level 2 inputs, including primarily the appraised value of the real estate, adjusted for estimated selling costs, with certain other market correlated or corroborated information to reflect current market values.

The table below summarizes fair value of financial assets and liabilities at September 30, 2010, and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$57,784	$57,784	$35,735	$35,735
Loans held for sale	10,596	10,596	13,451	13,451
Securities available for sale	142,063	142,063	182,971	182,971
Loans, net	400,044	398,333	454,428	449,584
Accrued interest receivable	2,375	2,375	2,847	2,847
Financial liabilities:
Deposits	536,587	542,006	589,450	595,001
Short-term borrowings	11,361	11,361	12,572	12,572
Long-term borrowings	13,000	13,527	18,000	18,696
Accrued interest payable	914	914	1,204	1,204

	September 30, 2010			December 31, 2009
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$40,678	$—	$—	$37,948	$(17)	$(17)
Standby letters of credit	2,141	—	—	2,142	(6)	(6)
Mortgage related derivatives	—	—	—	2,055	(21)	(21)

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

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both September 30, 2010, and December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of September 30, 2010, and its changes in financial condition and results of operations for the quarters and nine-month periods ended September 30, 2010, and 2009. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2009 Form 10-K.

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

Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, but are not limited to, the risk factors set forth below:

•	operating, legal, and regulatory risks;
•	economic, political, and competitive forces affecting CIB Marine’s banking business;
•	impact on net interest income from changes in monetary policy and general economic conditions;
•	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•	other factors discussed under Part II, Item 1A, “Risk Factors” and elsewhere herein.

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

Results of Operations

Results of Operations-Summary

Net loss for the third quarter of 2010 was $7.8 million or an improvement of $6.1 million compared to a loss of $13.9 million in the third quarter of 2009. Net loss decreased to $13.1 million for the first nine months of 2010 compared to a net loss of $30.0 million for the first nine months of 2009. The decrease in the net loss between periods was due in each case to a reduction in the provision for loan losses, the positive impact of the emergence from bankruptcy which eliminated the interest on the junior subordinated debentures and reduced legal and accounting expenses, and an approximately 22% decline in noninterest expense. Interest expense related to the Debentures was $1.9 million and $6.3 million for the third quarter and the first nine months of 2009, respectively, compared to zero for the comparable periods in 2010. The provision for loan losses for the third quarter of 2010 was $6.6 million, or $3.4 million lower than the third quarter of 2009, due primarily to less adverse change in loan quality during the third quarter of 2010 and overall lower loan balances. Included in the provision for loan losses for the quarters ended September 30, 2010 and 2009 is $1.1 million and $4.6 million, respectively, related to two purchased home equity pools. The provision for loan losses related to the home equity pools was $1.6 million and $10.7 million for the first nine months of 2010 and 2009, respectively.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	At or For the Quarters Ended September 30,		At or For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest income	$7,309	$9,416	$23,058	$30,593
Interest expense	2,235	6,194	7,340	20,570
Net interest income	5,074	3,222	15,718	10,023
Provision for loan losses	6,602	10,029	11,710	19,230
Net interest income (loss) after provision for loan losses	(1,528)	(6,807)	4,008	(9,207)
Noninterest income (1)	109	162	870	1,384
Noninterest expense	6,346	7,980	17,929	22,838
Loss from continuing operations before income taxes	(7,765)	(14,625)	(13,051)	(30,661)
Income tax expense (benefit)	—	(1)	—	99
Net loss from continuing operations	(7,765)	(14,624)	(13,051)	(30,760)
Net income from discontinued operations	—	711	—	711
Net loss	$(7,765)	$(13,913)	$(13,051)	$(30,049)
Common Share Data
Basic and diluted loss from continuing operations:	$(0.43)	$(0.81)	$(0.72)	$(1.69)
Basic and diluted loss from discontinued operations:	—	0.04	—	0.04
Net loss	$(0.43)	$(0.77)	$(0.72)	$(1.65)
Dividends	—	—	—	—
Book value per share	$0.74	$(0.52)	$0.74	$(0.52)
Weighted average shares outstanding-basic	18,127,892	18,127,943	18,127,892	18,247,826
Weighted average shares outstanding-diluted	18,127,892	18,127,943	18,127,892	18,247,826
Financial Condition Data
Total assets excluding assets of company held for disposal	$637,641	$778,454	$637,641	$778,454
Loans	415,207	510,794	415,207	510,794
Allowance for loan losses	(15,163)	(20,358)	(15,163)	(20,358)
Securities available for sale	142,063	197,085	142,063	197,085
Deposits	536,587	641,369	536,587	641,369
Borrowings, including junior subordinated debentures	24,361	96,700	24,361	96,700
Stockholders’ equity (deficit)	73,444	(9,394)	73,444	(9,394)
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	3.14%	1.59%	3.13%	1.60%
Net interest spread (3)	2.81	1.16	2.78	1.15
Noninterest income to average assets (4)	0.07	0.17	0.14	0.25
Noninterest expense to average assets	3.86	3.98	3.53	3.64
Efficiency ratio (5)	122.44	228.74	109.09	198.38
Loss on average assets (6)	(4.72)	(7.14)	(2.57)	(4.86)
Loss on average equity (7)	(38.09)	NM	(20.94)	(787.55)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	10.61%	9.18%	10.61%	9.18%
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (8)	7.83	6.19	7.83	6.19
Allowance for loan losses to total loans	3.65	3.99	3.65	3.99
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	34.42	43.40	34.42	43.40
Net charge-offs annualized to average loans	6.69	5.23	3.87	4.58
Capital ratios:
Total equity to total continuing assets	11.52%	(1.21)%	11.52%	(1.21)%
Total risk-based capital ratio	15.94	(0.64)	15.94	(0.64)
Tier 1 risk-based capital ratio	14.67	(0.64)	14.67	(0.64)
Leverage capital ratio	11.89	(0.50)	11.89	(0.50)
Other data:
Number of employees (full-time equivalent)	158	165	158	165
Number of banking facilities	17	17	17	17
____________
(1)
Noninterest income from continuing operations includes pretax gains on investment securities of zero for both the quarters ended September 30, 2010 and 2009, and $0.2 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and at September 30, 2010 and 2009, no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If September 2010 and 2009 had been shown on a tax-equivalent basis at an effective rate of 35%, the net interest margin would have been 3.14% and 1.59% for the quarter and 3.13% and 1.60% for the nine months ended September 30, 2010 and 2009, respectively.

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

Net Interest Income

The following table sets forth information regarding average balances, interest income, interest expense and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred.

	Quarters Ended September 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$149,970	$1,875	5.00%	$207,093	$2,732	5.28%
Tax-exempt (2)	228	3	5.26	307	4	5.21
Total securities available for sale	150,198	1,878	5.00	207,400	2,736	5.28
Loans held for sale (1)	7,375	106	5.70	5,133	6	0.46
Loans (1)(3):
Commercial	51,202	646	5.01	76,670	980	5.07
Commercial real estate (4)	286,366	3,362	4.66	332,605	4,063	4.85
Consumer	85,590	1,286	5.96	105,729	1,587	5.96
Total loans	423,158	5,294	4.96	515,004	6,630	5.11
Federal funds sold, reverse repo and interest-bearing due from banks	51,088	31	0.24	68,607	44	0.25
Federal Home Loan Bank stock	11,555	—	—	11,555	—	—
Total interest-earning assets	643,374	7,309	4.52	807,699	9,416	4.64
Noninterest-earning assets
Cash and due from banks	7,701			9,168
Premises and equipment	5,380			5,272
Allowance for loan losses	(14,032)			(18,492)
Accrued interest receivable and other assets	10,581			9,427
Total noninterest-earning assets	9,630			5,375
Total assets	$653,004			$813,074

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$33,022	$27	0.32%	$30,937	$25	0.32%
Money market	118,588	284	0.95	112,703	320	1.13
Other savings deposits	9,622	5	0.21	8,578	4	0.19
Time deposits (4)	334,544	1,774	2.10	459,776	3,761	3.25
Total interest-bearing deposits	495,776	2,090	1.67	611,994	4,110	2.66
Borrowings-short-term	9,675	6	0.25	12,837	15	0.46
Borrowings-long-term	13,000	139	4.24	21,000	216	4.08
Junior subordinated debentures	—	—	—	61,857	1,853	11.98
Total borrowed funds	22,675	145	2.54	95,694	2,084	8.70
Total interest-bearing liabilities	518,451	2,235	1.71	707,688	6,194	3.48
Noninterest-bearing demand deposits	49,772			57,469
Accrued interest and other liabilities	3,901			50,289
Stockholders’ equity	80,880			(2,372)
Total liabilities and stockholders’ equity	$653,004			$813,074
Net interest income and net interest spread (1)(5)		$5,074	2.81%		$3,222	1.16%
Net interest-earning assets	$124,923			$100,011
Net interest margin (1)(6)			3.14%			1.59%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.14

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$163,938	$6,185	5.03%	$233,924	$9,463	5.39%
Tax-exempt (2)	229	9	5.24	309	12	5.18
Total securities available for sale	164,167	6,194	5.03	234,233	9,475	5.39
Loans held for sale (1)	8,719	305	4.68	4,934	24	0.65
Loans (1)(3):
Commercial	59,615	2,207	4.95	77,812	2,963	5.09
Commercial real estate (4)	292,322	10,205	4.67	339,119	12,687	5.00
Consumer	89,966	4,071	6.05	112,378	5,226	6.22
Total loans	441,903	16,483	4.99	529,309	20,876	5.27
Federal funds sold, reverse repo and interest-bearing due from banks	44,438	76	0.23	58,652	218	0.50
Federal Home Loan Bank stock	11,555	—	—	11,555	—	—
Total interest-earning assets	670,782	23,058	4.59	838,683	30,593	4.87
Noninterest-earning assets
Cash and due from banks	9,744			9,869
Premises and equipment	5,153			5,506
Allowance for loan losses	(15,335)			(17,799)
Receivables from the sale of stock	—			(17)
Accrued interest receivable and other assets	7,876			9,947
Total noninterest-earning assets	7,438			7,506
Total assets	$678,220			$846,189
Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$32,743	$79	0.32%	$32,376	$85	0.35%
Money market	114,672	840	0.98	114,230	1,107	1.30
Other savings deposits	9,524	14	0.20	8,458	13	0.21
Time deposits (4)	361,287	5,949	2.20	475,621	12,247	3.44
Total interest-bearing deposits	518,226	6,882	1.78	630,685	13,452	2.85
Borrowings-short-term	8,817	24	0.36	22,316	109	0.65
Borrowings-long-term	13,842	434	4.19	23,484	726	4.13
Junior subordinated debentures	—	—	—	61,857	6,283	13.54
Total borrowed funds	22,659	458	2.70	107,657	7,118	8.82
Total interest-bearing liabilities	540,885	7,340	1.81	738,342	20,570	3.72
Noninterest-bearing demand deposits	49,735			54,711
Accrued interest and other liabilities	4,279			47,914
Stockholders’ equity	83,321			5,222
Total liabilities and stockholders’ equity	$678,220			$846,189
Net interest income and net interest spread (1)(5)		$15,718	2.78%		$10,023	1.15%
Net interest-earning assets	$129,897			$100,341
Net interest margin (1)(6)			3.13%			1.60%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.14
____________
(1)	Balance totals include respective nonaccrual assets.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at September 30, 2010 and 2009 no U.S. federal or state loss carryback potential remains. Accordingly, 2010 and 2009 are not presented on a tax-equivalent basis. If September 30, 2010 and 2009 had been shown on a tax-equivalent basis at an effective rate of 35%, the net interest margin for the quarter would have been 3.14% and 1.59% for the quarter and 3.13% and 1.60% for the nine months ended September 30, 2010 and 2009, respectively.

(3)
Interest earned on loans includes amortized loan fees of $(0.02) million and $(0.02) million for the quarters and $(0.07) million and $0.02 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Net interest income increased $1.9 million, or 58%, for the third quarter of 2010 compared to the third quarter of 2009. The increase was mainly attributable to the elimination of interest expense related to the junior subordinated debentures in the third quarter of 2010, versus $1.9 million of such expense in the third quarter of 2009, partially offset by the effects of increases in nonperforming assets. CIB Marine has developed various strategies to improve net interest income, including growing commercial banking relationships, reducing nonperforming loans, reducing interest costs by improving the compositions of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy to do so, and adjusting deposit interest rates, which often lag key banking indices when those indices change rapidly.

Net interest income increased $5.7 million, or 57%, for the nine-month period ended September 30, 2010, compared to the same period in 2009. The increase in net interest income was primarily due to a reduction in interest expense of $6.3 million related to the junior subordinated debentures and a reduction of deposit costs of $6.6 million, partially offset by the affects of increases in nonperforming assets and a reduction in rate and volumes of earning assets which reduced net interest income by $7.5 million.

Total interest income decreased $2.1 million, or 22%, for the quarter ended September 30, 2010, compared to the same period in 2009. The decrease in average volumes of interest-earning assets accounted for a $1.9 million decrease in interest income, $0.7 million of which was due to a decline in investment securities and $1.2 million due to a decline in loans. In addition, $0.2 million of the reduction in interest income was attributable to lower earning asset yields, a result of higher yielding earning assets paying down or repricing in a lower interest rate environment.

Total interest income decreased $7.5 million, or 25%, for the nine-month period ended September 30, 2010, compared to the same period in 2009. The decline in average volumes of interest-earning assets caused a $6.1 million reduction in interest income, with a $3.4 million reduction from loans and a $2.7 million reduction from a decline in securities. In addition, $1.5 million of the reduction in interest income was attributable to lower earning asset yields, a result of higher yielding earning assets paying down or repricing in a lower interest rate environment and an increase in nonaccrual loans.

Total interest expense decreased $4.0 million, or 64%, for the quarter ended September 30, 2010, compared to the same period in 2009. The decrease in average volumes of interest-bearing liabilities resulted in a reduction in interest expense of $2.8 million, $1.9 million of which was from the elimination of the junior subordinated debentures and $0.8 million from a decline in time deposits. In addition, $1.1 million of the reduction in interest expense was attributable to lower average costs of time deposits. Average costs declined as maturing interest-bearing liabilities repriced in a lower interest rate environment.

Total interest expense decreased $13.2 million, or 64%, for the nine-month period ended September 30, 2010, compared to the same period in 2009. The decrease in average volumes of interest-bearing liabilities resulted in a reduction in interest expense of $9.1 million, $6.3 million of which was from the elimination of the junior subordinated debentures and $2.5 million from a decline in time deposits. In addition, $3.8 million of the reduction in interest expense was attributable to lower average costs of time deposits. Average costs declined as maturing interest-bearing liabilities repriced in a lower interest rate environment.

CIB Marine’s net interest margin increased 155 basis points to 3.14% during the third quarter of 2010, compared to 1.59% during the third quarter of 2009, and its net interest spread increased by 165 basis points during the same period. The average yield on earning assets declined by 12 basis points while the average cost of interest-bearing deposits declined by 99 basis points over the same period. The improvement was largely attributable to (1) the elimination of the interest expense on junior subordinated debentures due to the restructuring, and (2) the improvement in deposit costs relative to the decline in earning asset yields. In addition, high levels of nonperforming assets and federal funds sold and interest-bearing due from banks supporting CIBM Bank’s liquidity position continues to have an adverse affect on the net interest margin and spread.

CIB Marine’s net interest margin increased 153 basis points to 3.13% during the first nine months of 2010, compared to 1.60% during the first nine months of 2009, and its net interest spread increased by 163 basis points during the same period. The average yield on earning assets declined by 28 basis points while the average cost of interest-bearing deposits declined by 107 basis points over the same period. The improvement was largely attributable to (1) the elimination of the interest expense on junior subordinated debentures due to the restructuring, and (2) the improvement in deposit costs relative to the decline in earning asset yields. In addition, high levels of nonperforming assets and federal funds sold and interest-bearing due from banks supporting CIBM Bank’s liquidity position continues to have an adverse affect on the net interest margin and spread.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009 (2)				Nine Months Ended September30, 2010 Compared to Nine Months Ended September 30, 2009 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(721)	$(136)	$(857)	(31.4)%	$(2,675)	$(603)	$(3,278)	(34.6)%
Securities-tax-exempt(1)	(1)	—	(1)	(25.0)	(3)	—	(3)	(25.0)
Total securities	(722)	(136)	(858)	(31.4)	(2,678)	(603)	(3,281)	(34.6)
Loans held for sale	4	96	100	1,666.7	31	250	281	1,170.8
Commercial	(322)	(12)	(334)	(34.1)	(676)	(80)	(756)	(25.5)
Commercial real estate	(548)	(153)	(701)	(17.3)	(1,672)	(810)	(2,482)	(19.6)
Consumer	(302)	1	(301)	(19.0)	(1,017)	(138)	(1,155)	(22.1)
Total loans (including fees)	(1,172)	(164)	(1,336)	(20.2)	(3,365)	(1,028)	(4,393)	(21.0)
Federal funds sold, reverse repo and interest-bearing due from banks	(11)	(2)	(13)	(29.5)	(44)	(98)	(142)	(65.1)
Federal Home Loan Bank Stock	—	—	—	—	—	—	—	—
Total interest income (1)	(1,901)	(206)	(2,107)	(22.4)	(6,056)	(1,479)	(7,535)	(24.6)
Interest Expense
Interest-bearing demand deposits	2	—	2	8.0	1	(7)	(6)	(7.1)
Money market	16	(52)	(36)	(11.3)	4	(271)	(267)	(24.1)
Other savings deposits	—	1	1	25.0	2	(1)	1	7.7
Time deposits	(867)	(1,120)	(1,987)	(52.8)	(2,519)	(3,779)	(6,298)	(51.4)
Total deposits	(849)	(1,171)	(2,020)	(49.1)	(2,512)	(4,058)	(6,570)	(48.8)
Borrowings-short-term	(3)	(6)	(9)	(60.0)	(49)	(36)	(85)	(78.0)
Borrowings-long-term	(85)	8	(77)	(35.6)	(302)	10	(292)	(40.2)
Junior subordinated debentures	(1,853)	—	(1,853)	(100.0)	(6,283)	—	(6,283)	(100.0)
Total borrowed funds	(1,941)	2	(1,939)	(93.0)	(6,634)	(26)	(6,660)	(93.6)
Total interest expense	(2,790)	(1,169)	(3,959)	(63.9)	(9,146)	(4,084)	(13,230)	(64.3)
Net interest income (1)	$889	$963	$1,852	57.5%	$3,090	$2,605	$5,695	56.8%
____________
(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at September 30, 2010 and 2009, no U.S. federal or state loss carryback potential remained. Accordingly, 2010 and 2009 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings taken to maintain the adequacy of the allowance for loan losses. The provision for loan losses was $6.6 million in the third quarter of 2010 compared to $10.0 million in the third quarter of 2009. For the nine months ended September 30, 2010, the provision for loan losses was $11.7 million compared to $19.2 million for the same period in 2009.

The provision for loan losses continues to be adversely affected by the deteriorated conditions for real estate and the economy in general. The $10.0 million provision recorded in the third quarter of 2009 related primarily to the deterioration in the credit quality of the home equity loan pools and construction and development loans. The $6.6 million provision recorded in the third quarter of 2010 related to a deterioration in credit quality caused primarily by lower real estate collateral values on impaired construction and development loans and a transfer to loans held for sale of one construction loan resulting in a combined $4.4 million in provisions, continued strain in labor and home values resulting in $1.4 million in provisions for home equity loans, and to a lesser degree continued adverse conditions in real estate and the economy in general resulted in deterioration of some commercial and commercial real estate loans causing increased provisions of $0.5 million for commercial and $0.3 million for commercial real estate loans. At September 30, 2010, and December 31, 2009, the remaining balance of the home equity loan pools was $28.5 million and $35.1 million, respectively, with an allocated allowance of $1.9 million and $3.9 million or 6.5% and 11.0% of remaining balances, respectively. Provisions made for the home equity pools was $1.1 million during the third quarter of 2010 and $1.6 million for the nine months ending September 30, 2010. The reduction in the level and ratio of the allowance for loan losses for the home equity loan pools was due to the reduction in balance and the improvement in trending net charge-off rates and levels with respect to such loans.

The $19.2 million provision recorded in the first nine months of 2009 related primarily to the deterioration in the credit quality of the home equity loan pools and construction and development loans. The $11.7 million provision recorded in the first nine months of 2010 related primarily to deterioration in credit quality and collateral values of construction and development and commercial real estate loans, and to a lesser degree, continued adverse conditions for home equity and commercial loans.

Noninterest Income

The following table presents the significant components of noninterest income:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Loan fees	$22	$21	$61	$116
Deposit service charges	201	247	623	709
Other service fees	25	36	82	96
Other income	—	6	30	9
Net impairment loss recognized in earnings	(158)	(186)	(213)	(212)
Gain on sale of securities	—	—	153	551
Net gain on sale of assets	19	38	134	115
	$109	$162	$870	$1,384

Noninterest income decreased $0.1 million from $0.2 million for the third quarter of 2009 to $0.1 million for the third quarter of 2010. Noninterest income decreased $0.5 million from $1.4 million for the first nine months of 2009 to $0.9 million for the first nine months of 2010. The decrease for the nine months ended September 30, 2010 compared to 2009 was mostly due to decreased gains on sale of securities.

Noninterest Expense

The following table presents the significant components of noninterest expense:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Compensation and employee benefits	$2,715	$2,945	$7,654	$9,955
Equipment	249	379	751	1,039
Occupancy and premises	749	507	1,817	1,637
Data processing	187	272	565	723
Federal deposit insurance	450	301	1,457	1,427
Professional services	535	1,346	1,572	3,440
Reorganization expense	—	122	—	122
Write-down and losses on assets	353	721	1,107	1,273

Other expense:
Communications	134	193	424	567
Insurance	147	199	511	426
Loan servicing fees	45	74	143	219
Other expense	782	921	1,928	2,010
Total other expense	1,108	1,387	3,006	3,222
Total noninterest expense	$6,346	$7,980	$17,929	$22,838

Total noninterest expense decreased $1.7 million, or 20.5%, from $8.0 million for the third quarter of 2009 to $6.3 million for the third quarter of 2010. The decrease between periods was primarily the result of decreases in compensation and employee benefits expense, professional services, lower write-downs and losses on assets and other expense. The reduction in compensation and employee benefits was primarily due to decreased payroll and group health insurance expenses. Full-time equivalent employees decreased from 165 at September 30, 2009, to 158 at September 30, 2010. The decrease in professional services was due to the completion of the restructuring during 2009, which resulted in lower legal and accounting costs during 2010. In August 2010, CIBM Bank filed an application to close its Decatur and Grand Prairie, Illinois banking offices during the fourth quarter of 2010. During the third quarter of 2010, expenses related to the branch closures, including the write-off of the remaining lease payments of $0.3 million included in occupancy and premises and $0.2 million in write-offs of leasehold improvements included in write-down and losses on assets, were recorded.

Total noninterest expense decreased $4.9 million, or 21.5%, from $22.8 million for the nine months ended September 30, 2009, to $17.9 million for the nine months ended September 30, 2010. This decrease was primarily the result of decreases in compensation and employee benefits expense and professional services. The reduction in compensation and employee benefits was due to decreased payroll expense, bonuses, group health insurance and a reversal of the stock option expense. The decrease in professional services was due to the completion of the restructuring during 2009, which resulted in lower legal and accounting costs during 2010.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2010 and 2009 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of the Company is not “more likely than not.”

Financial Condition

Overview

On December 30, 2009, CIB Marine emerged from Bankruptcy pursuant to the terms of the Confirmation Order. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest indebtedness comprising $61.9 million of principal and $45.3 million of accrued interest, for shares of two series of CIB Marine Preferred valued at $51 million. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

CIB Marine’s total assets decreased $71.1 million from $709.9 million at December 31, 2009, to $638.8 million at September 30, 2010. The decrease in total assets was primarily due to a $54.4 million decrease in net loans.

Under the terms of the Consent Order, CIBM Bank is required to maintain Tier 1 capital as a percentage of its total assets at a minimum of 10%. As of September 30, 2010, the ratio had fallen to 9.82% to period ending assets and 9.61% to quarterly average assets. See discussion of further actions contemplated in the Capital section of this Form 10-Q.

Securities Available for Sale

Total securities available for sale at September 30, 2010, were $142.1 million, a decrease of $40.9 million, or 22.4%, from $183.0 million at December 31, 2009. The decrease was primarily due to prepayments, repayments, maturities and sales from the existing portfolio, the proceeds of which were used predominantly to pay down borrowings and time deposits. In addition, at the CIB Marine parent company, marketable equity securities with a cost basis of $1.0 million were sold during the first nine months of 2010 for a gain of $0.2 million.

The net unrealized loss on securities available for sale was $4.2 million at September 30, 2010, compared to $6.2 million at December 31, 2009. The net unrealized losses are mainly in trust preferred collateralized debt obligations and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At September 30, 2010, 10.4% of the securities portfolio consisted of U.S. government agency securities, 66.0% of mortgage-backed securities and 21.3% of obligations of states and political subdivisions compared to 10.7%, 69.9% and 16.8% at December 31, 2009, respectively. The ratio of total securities to total assets was 22.2% and 25.8% at September 30, 2010, and December 31, 2009, respectively.

CIB Marine recorded $0.2 million in OTTI during the third quarter of both 2010 and 2009. CIB Marine recorded $0.2 million in OTTI for both the nine months ended September 30, 2010 and 2009. For additional discussion see Note 3-Available for Sale Securities in Item 1-Financial Statements of this Form 10-Q.

Loans Held for Sale

Following the sale of CIB Marine’s Florida banking subsidiary in 2008, the unsold loans remained part of the portfolio of CIB Marine. During 2009, CIB Marine management transferred $10.1 million of these loans to loans held for sale and, accordingly, charged-off $3.9 million to the allowance for loan losses to reflect their estimated fair value as loans held for sale. CIB Marine is using a variety of methods to sell these loans in an effort to increase its cash balances. During the first nine months of 2010, CIB Marine sold loans totaling $10.4 million and transferred another $4.7 million from loans to loans held for sale. At September 30, 2010, and December 31, 2009, loans held for sale were $10.6 million and $13.5 million, respectively. At September 30, 2010, $4.9 million of loans held for sale were on nonaccrual status.

Loans

Loans, net of the allowance for loan losses, were $400.0 million at September 30, 2010, a decrease of $54.4 million, or 12.0%, from $454.4 million at December 31, 2009, and represented 62.6% and 64.0% of CIB Marine’s total assets at September 30, 2010, and December 31, 2009, respectively. The decrease in loans from December 31, 2009, to September 30, 2010, was primarily due to a decrease in commercial and home equity loans, predominantly reflecting repayments, collections and, to a lesser extent, the impact of charge-offs.

Credit Concentrations

At September 30, 2010, and December 31, 2009, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At each of September 30, 2010, and December 31, 2009, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
September 30, 2010
Real Estate, Rental & Leasing	$172.0	41%	234%
Construction	41.2	10	56
Health Care & Social Assistance	28.1	7	38
Accommodation & Food Services	24.2	6	33

December 31, 2009
Real Estate, Rental & Leasing	$181.3	39%	214%
Construction	63.9	14	75
Health Care & Social Assistance	41.1	9	47
Accommodation & Food Services	22.9	5	26

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and reversal of prior provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. At September 30, 2010, the allowance for loan losses decreased to $15.2 million or 3.65% of total loans compared to $16.2 million, or 3.45% of total loans at December 31, 2009. The reduction since year end 2009 is primarily attributable to the decline in the allowance for the purchased home equity loan pools to $1.9 million or 6.5% of the remaining pool balances at September 30, 2010, from $3.9 million or 11.0% of the remaining balances at December 31, 2009. The reduction between periods was related to the decline in total overall pool balances and improved trending levels and rates of net charge-offs of such loans. The allowance for loan losses was higher for commercial real estate and commercial loans, and lower for construction loans as outlined in the tables accompanying this section. Excluding the home equity pools, the allowance for loan losses for all other loans increased $1.0 million to $13.3 million or 3.4% of total loans at September 30, 2010, compared to $12.3 million or 2.8% of all other loans at December 31, 2009.

Total charge-offs for the third quarter of 2010 were $7.4 million, while recoveries were $0.3 million, compared to $6.9 million and $0.1 million, respectively, for the same period of 2009. Total charge-offs for the nine months ended September 30, 2010 and 2009 were $14.2 million and $18.5 million, respectively, while total recoveries were $1.5 million and $0.4 million, respectively. Net charge-offs from the purchased home equity loan pools decreased from $9.7 million during the first nine months of 2009 to $3.6 million during the first nine months of 2010.

The home equity pools totaled $28.5 million at September 30, 2010, compared to $35.1 million at December 31, 2009. The allowance for loan losses for the home equity loan pools was $1.9 million or 6.5% of remaining balances at September 30, 2010, and $3.9 million or 11.0% of remaining balances at December 31, 2009. The reduction between periods was related to the charge-offs against those December 31, 2009 reserves and a decline in outstanding balances, as well as improved trends in the level and rates of net charge-offs of loans in the pools relative to December 31, 2009.

Although CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, given the conditions of the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make significant additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The ratio of the allowance for loan losses to nonperforming loans excluding those held for sale was 34% and 31% at September 30, 2010, and December 31, 2009, respectively. The ratio of the allowance for loan losses to nonperforming loans excluding those held for sale and excluding impaired loans whose impairments have been charged-off was 105% at both September 30, 2010, and December 31, 2009.

The following table summarizes changes in the allowance for loan losses:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$15,696	$17,121	$16,240	$19,242
Loans charged-off
Commercial	(361)	(27)	(811)	(414)
Commercial real estate	(1,655)	—	(3,126)	(27)
Commercial real estate construction	(3,668)	(2,744)	(5,227)	(6,684)
Residential real estate	—	(657)	(2)	(1,156)
Home equity	(1,755)	(3,430)	(5,035)	(10,224)
Consumer	(1)	(1)	(44)	(5)
Total loans charged-off	(7,440)	(6,859)	(14,245)	(18,510)
Recoveries of loans charged-off
Commercial	42	1	48	204
Commercial real estate	67	—	847	—
Commercial real estate construction	—	—	—	—
Residential real estate	—	5	—	17
Home equity	196	61	560	173
Consumer	—	—	3	2
Total loan recoveries	305	67	1,458	396
Net loans charged-off	(7,135)	(6,792)	(12,787)	(18,114)
Provision for loan losses
Commercial	501	752	1,015	960
Commercial real estate	309	2,212	3,235	2,293
Commercial real estate construction	4,456	1,592	5,327	3,663
Residential real estate	(70)	496	(111)	1,028
Home equity	1,405	4,977	2,202	11,298
Consumer	1	—	42	(12)
Total provision for loan losses	6,602	10,029	11,710	19,230
Ending balance	$15,163	$20,358	$15,163	$20,358

Ratios
Allowance for loan losses to total loans	3.65%	3.99%	3.65%	3.99%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing	34.42	43.40	34.42	43.40
Net charge-offs (recoveries) annualized to average total loans:
Commercial	2.47	0.13	1.71	0.36
Commercial real estate and commercial real estate construction	7.28	3.27	3.43	2.65
Residential real estate, home equity and consumer	7.23	15.09	6.71	13.32
Total loans	6.69	5.23	3.87	4.58
Ratio of recoveries to loans charged-off	4.10	0.98	10.24	2.14

In determining the adequacy of the allowance for loan losses, management considers a number of factors to assess the risk and determine the amount of potential loss in the portfolio at the measurement date. The tables below present certain statistics that are indicators of credit risk by loan segment and provide some supplemental information that, together with the previous discussion, is intended to assist in obtaining some understanding of the current credit risks that are in each loan portfolio segment.

Commercial	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$51,648	100.0%		$71,921	100.0%
Nonperforming loans	2,546	4.9		2,642	3.7
Nonaccrual	2,546	4.9		2,642	3.7
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	825	1.6		633	0.9
Allowance for loan losses	3,023	5.9		2,771	3.9
Loans assessed in groups of loans for allowance for loan losses	49,127	95.1		69,304	96.4
Allowance for loan losses for groups of loans	1,665	3.4	(1)	1,513	2.2	(1)
Loans assessed individually for allowance for loan losses	2,521	4.9		2,617	3.6
Allowance for loan losses for individually impaired loans	1,359	53.9	(1)	1,258	48.1	(1)

Allowance for loan losses/nonperforming loans		119%			105%
Allowance for loan losses/nonperforming loans less charged down impaired loans		132	(2)		111	(2)

As of September 30, 2010, commercial loans were distributed to customers located in Wisconsin (35%), Illinois (34%), Indiana (23%) and Arizona (8%). Nonperforming commercial loans were distributed to customers located in Illinois (85%) and Wisconsin (15%). As of December 31, 2009, commercial loans were distributed to customers located in Wisconsin (43%), Illinois (30%), Indiana (20%) and Arizona (7%). Nonperforming commercial loans were largely distributed to customers located in Illinois (88%) and Wisconsin (10%).

Commercial Real Estate	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$237,879	100.0%		$243,811	100.0%
Nonperforming loans	18,543	7.8		19,649	8.1
Nonaccrual	15,688	6.6		19,649	8.1
Renegotiated, accrual	2,854	1.2		—	—
30 or more days past due, accrual	6,832	2.9		955	0.4
Allowance for loan losses	7,536	3.2		6,579	2.7
Loans assessed in groups of loans for allowance for loan losses	219,641	92.3		224,216	92.0
Allowance for loan losses for groups of loans	5,057	2.3	(1)	4,417	2.0	(1)
Loans assessed individually for allowance for loan losses	18,238	7.7		19,595	8.0
Allowance for loan losses for individually impaired loans	2,479	13.6	(1)	2,162	11.0	(1)

Allowance for loan losses/nonperforming loans		40%			33%
Allowance for loan losses/nonperforming loans less charged down impaired loans		123	(2)		64	(2)

As of September 30, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (49%), Wisconsin (21%), Arizona (16%) and Indiana (7%). Nonperforming commercial real estate loans were distributed to customers located in Arizona (71%), Illinois (20%), Indiana (5%) and Wisconsin (4%). As of December 31, 2009, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (20%), Arizona (17%) and Indiana (7%). Nonperforming commercial real estate loans were largely distributed to customers located in Arizona (61%), Wisconsin (32%), Indiana (5%) and Illinois (1%).

As of September 30, 2010, commercial real estate loans comprise owner occupied real estate properties ($62.9 million) and non-owner occupied real estate properties ($175.0 million); with non-owner occupied property loan types concentrated in office space ($53.4 million), retail space ($28.1 million), multifamily residential ($23.7 million), nursing homes and assisted living ($13.1 million), and hospitality ($15.5 million). As of December 31, 2009, commercial real estate loans comprise owner occupied real estate properties ($71.0 million) and non-owner occupied real estate properties ($172.8 million); with non-owner occupied property loan types concentrated in office space ($48.2 million), retail space ($23.6 million), multifamily residential ($23.3 million), hospitals and clinics ($20.4 million), and hospitality ($15.7 million).

Construction and Development Loans	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$37,210	100.0%		$49,795	100.0%
Nonperforming loans	19,127	51.4		24,678	49.6
Nonaccrual	19,127	51.4		24,678	49.6
Renegotiated, accrual	—	—		—	—
30 or more days past due, accrual	56	0.2		372	0.7
Allowance for loan losses	1,553	4.2		1,454	2.9
Loans assessed in groups of loans for allowance for loan losses	18,116	48.7		25,155	50.5
Allowance for loan losses for groups of loans	416	2.3	(1)	1,428	5.7	(1)
Loans assessed individually for allowance for loan losses	19,094	51.3		24,640	49.5
Allowance for loan losses for individually impaired loans	1,137	6.0	(1)	25	0.1	(1)

Allowance for loan losses/nonperforming loans		8%			6%
Allowance for loan losses/nonperforming loans less charged down impaired loans		47	(2)		677	(2)

The reduction in the Allowance for loan losses for groups of loans as a percent of balances from December 31, 2009, to September 30, 2010 was primarily the result of lower quality loans with higher reserve rates moving from this category to impaired loans assessed individually for allowance for loan losses.

As of September 30, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (26%), Nevada (11%), Indiana (14%) and Arizona (14%). Nonperforming construction and development loans were largely distributed to customers located in Illinois (42%), Wisconsin (28%), Nevada (21%) and Indiana (8%). As of December 31, 2009, construction and development loans were largely distributed to customers with properties located in Illinois (39%), Wisconsin (21%), Arizona (14%), Nevada (12%) and Indiana (11%). Nonperforming construction and development loans were largely distributed to customers located in Illinois (44%), Nevada (24%), Arizona (14%), Wisconsin (9%) and Indiana (7%).

As of September 30, 2010, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($24.2 million or 64%) and non-owner occupied construction loans ($8.9 million or 23%) with the majority of the latter concentrated in condominium and townhome property types ($8.6 million). As of December 31, 2009, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($28.5 million or 57%) and non-owner occupied construction loans ($20.2 million or 41%) with the majority of the latter concentrated in condominium and townhome property types ($16.5 million).

Residential (1-4 Family First Lien)	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$14,862	100.0%		$19,322	100.0%
Nonperforming loans	1,517	10.2		3,083	16.0
Nonaccrual	1,345	9.1		3,083	16.0
Renegotiated, accrual	172	1.2		—	—
30 or more days past due, accrual	451	3.0		72	0.4
Allowance for loan losses	341	2.3		454	2.4
Loans assessed in groups of loans for allowance for loan losses	13,375	90.0		16,318	84.5
Allowance for loan losses for groups of loans	220	1.7	(1)	268	1.6	(1)
Loans assessed individually for allowance for loan losses	1,487	10.0		3,005	15.6
Allowance for loan losses for individually impaired loans	121	8.1	(1)	186	6.2	(1)

Allowance for loan losses/nonperforming loans		22%			15%
Allowance for loan losses/nonperforming loans less charged down impaired loans		38	(2)		55	(2)

As of September 30, 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois (25%), Wisconsin (21%), Indiana (11%) and Arizona (8%). As of December 31, 2009, 1-4 family residential loans were largely distributed to customers with properties located in Illinois (38%), Wisconsin (29%), Indiana (23%) and Arizona (9%).

Home Equity Loans (Line and Term Loans)	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$69,832	100.0%		$81,832	100.0%
Nonperforming loans	2,144	3.1		1,591	1.9
Nonaccrual	1,001	1.4		760	0.9
Renegotiated, accrual	1,144	1.6		831	1.0
30 or more days past due, accrual	1,813	2.6		1,917	2.3
Allowance for loan losses	2,646	3.8		4,920	6.0
Loans assessed in groups of loans for allowance for loan losses	67,785	97.1		80,315	98.1
Allowance for loan losses for groups of loans	2,524	3.7	(1)	4,766	5.9	(1)
Loans assessed individually for allowance for loan losses	2,047	2.9		1,517	1.9
Allowance for loan losses for individually impaired loans	122	6.0	(1)	154	10.2	(1)

Allowance for loan losses/nonperforming loans		123%			309%
Allowance for loan losses/nonperforming loans less charged down impaired loans		123	(2)		309	(2)

As of September 30, 2010, home equity loans include two purchased home equity pools totaling $28.5 million or 41% of the loan segment balances. Remaining loans in the pools were distributed across the United States, with the largest concentrations in Texas (15%), California (9%), Georgia (6%), Virginia (5%), Washington (5%) and Minnesota (4%). The remainder of the home equity loans not part of the purchased home equity pools were largely distributed to customers with properties located in Illinois (23%), Wisconsin (22%), Indiana (10%) and Arizona (4%). As of December 31, 2009, home equity loans included two purchased home equity pools totaling $35.1 million or 43% of the loan segment balances at year-end 2009. Remaining loans in the pools were distributed across the United States, with the largest concentrations in Texas (14%), California (10%), Virginia (6%) and Georgia (5%). The remainder of the home equity loans not part of the purchased home equity pools were largely distributed to customers with properties located in Illinois (16%), Wisconsin (17%), Indiana (7%) and Arizona (6%).

Consumer Loans	September 30, 2010			December 31, 2009
	Balances	% of Balances		Balances	% of Balances
	(Dollars in thousands)
Loans	$2,720	100.0%		$2,701	100.0%
Nonperforming loans	120	4.4		—	—
Nonaccrual	108	4.0		—	—
Renegotiated, accrual	12	0.4		—	—
30 or more days past due, accrual	—	—		8	0.3
Allowance for loan losses	64	2.4		63	2.3
Loans assessed in groups of loans for allowance for loan losses	2,599	95.6		2,701	100.0
Allowance for loan losses for groups of loans	57	2.2	(1)	63	2.3	(1)
Loans assessed individually for allowance for loan losses	120	4.4		—	—
Allowance for loan losses for individually impaired loans	7	6.2	(1)	—	—	(1)

Allowance for loan losses/nonperforming loans		54%			NA	%
Allowance for loan losses/nonperforming loans less charged down impaired loans		543	(2)		NA	(2)

As of September 30, 2010, consumer loans were largely distributed to customers located in Wisconsin (40%), Illinois (20%), Indiana (20%) and Arizona (11%). As of December 31, 2009, consumer loans were distributed to customers located in Wisconsin (51%), Illinois (23%), Indiana (18%) and Arizona (8%).
____________
(1)	% of respective ALLL assessment group.
(2)	Nonperforming loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans, restructured loans and foreclosed property. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as TDR when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. As of September 30, 2010, there were $21.5 million TDR loans of which $17.3 million were classified as nonaccrual and $4.2 million were classified as restructured loans. Foreclosed property represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets, loans 90 days or more past due and still accruing, and related asset quality ratios as of the dates indicated.

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans:
Commercial	$2,546	$3,615	$3,775
Commercial real estate	15,688	18,676	6,406
Commercial real estate construction	19,127	24,678	33,209
Residential real estate	1,345	3,083	2,742
Home equity	1,001	760	—
Consumer	108	—	—
	39,815	50,812	46,132
Loans held for sale	4,900	7,056	2,601
Total nonaccrual loans	44,715	57,868	48,733
Foreclosed properties	5,859	830	1,285
Restructured loans	4,182	831	778
Total nonperforming assets	$54,756	$59,529	$50,796
Loans 90 Days or More Past Due and Still Accruing
Commercial real estate construction	$56	$—	$—
Loans held for sale	—	—	500

Ratios:
Nonaccrual loans to total loans (2)	9.59%	10.80%	9.03%
Foreclosed properties to total assets (1)	0.92	0.12	0.17
Nonperforming assets to total assets (1) (2)	7.82	7.40	6.19
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (2)	10.61	10.97	9.18
Nonperforming assets and loans 90 days or more past due and still accruing to total assets (1)(2)	7.83	7.40	6.19
____________
(1)	For comparative purposes, all periods presented exclude the assets of company held for disposal.
(2)	Excludes loans held for sale from nonaccrual loans.

Excluding loans held for sale, nonaccrual loans decreased $11.0 million from $50.8 million at December 31, 2009, to $39.8 million at September 30, 2010. The ratio of nonaccrual loans to total loans was 9.6% at September 30, 2010, compared to 10.8% at December 31, 2009.

At September 30, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers), each with nonaccrual loan balances in excess of $1.0 million, that were not classified as held for sale. These relationships accounted for $30.0 million, or 75.4%, of nonaccrual loans excluding those held for sale. At December 31, 2009, CIB Marine had twelve relationships with nonaccrual balances in excess of $1.0 million and they accounted for $40.4 million or 79.5% of nonaccrual loans at that date. As of September 30, 2010, all but one of the nonaccrual credit relationships in excess of $1.0 million were commercial real estate loans. The nonaccrual credit relationships in excess of $1.0 million were geographically distributed as follows:

•	$12.9 million in Illinois consisting of four relationships
•	$8.1 million in Arizona consisting of two relationships
•	$2.9 million in Nevada consisting of one relationship
•	$4.5 million in Wisconsin consisting of two relationships
•	$1.6 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, CIB Marine cannot provide assurances that the value will be maintained or that there will be no further losses with respect to these loans.

A loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the payment shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impaired loans decreased $7.9 million from $51.4 million at December 31, 2009 to $43.5 million at September 30, 2010. The decrease was primarily due to $2.6 million in payments, $8.4 million in charge-offs, $4.5 million transferred to foreclosed properties and $4.7 million transferred to loans held for sale offset by $12.3 million of additional loans added to impaired loans less those removed due to performance. The continued elevated levels of impaired loans reflects the adverse impact of the current commercial and residential real estate environment, including slower sales, higher vacancy rates and reduced real estate values. The specific allowances related to impaired loans increased by $1.4 million primarily due to the new impaired loan’s respective impairment analyses, including the level of derived expected discounted cash flows and collateral valuations.

The following table sets forth information regarding impaired loans:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$29,606	$36,205	$26,631
Impaired loans with a specific allowance	13,901	15,168	19,965
Total impaired loans	43,507	51,373	46,596
Specific allowance related to impaired loans	$5,225	$3,785	$5,074

Foreclosed properties were $5.8 million and consisted of twelve properties at September 30, 2010, compared to $0.8 million and four properties at December 31, 2009. During the first nine months of 2010 CIB Marine transferred ten properties totaling $5.8 million from its loan portfolio and one property for $0.2 million from loans held for sale to foreclosed properties and sold three properties. During the first nine months of 2010 CIB Marine recorded a $0.2 million write-down on three properties. As of September 30, 2010, foreclosed properties were geographically distributed as follows:

•	$2.2 million in Nevada consisting of one relationship
•	$1.3 million in Wisconsin consisting of one relationship
•	$1.2 million in Florida consisting of five relationships
•	$1.0 million in Arizona consisting of four relationships
•	$0.1 million in Illinois consisting of one relationship

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the level of the allowance for loan losses. Potential Problem Loans are those rated as substandard by management, but not in a nonperforming status but where the borrower’s circumstances present enough doubt as to the ability of the borrower to comply with the contractual repayment terms of the loans. The Potential Problem Loans cover a diverse range of businesses and real estate property types. At September 30, 2010, Potential Problem Loans totaled $15.4 million compared to $12.0 million at December 31, 2009. The composition at September 30, 2010 included $15.1 million and $0.3 million in commercial real estate and commercial loans, respectively, compared to $2.3 million and $8.6 million in commercial real estate and construction and development loans, respectively, at December 31, 2009. The continued elevated level of Potential Problem Loans highlights management’s heightened level of uncertainty of the pace, magnitude and duration at which a commercial credit and any related collateral may deteriorate.

Deposit Liabilities

Total deposits were $536.6 million at September 30, 2010 and $589.5 million at December 31, 2009. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 60.3% at September 30, 2010 and 65.6% at December 31, 2009, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding. At September 30, 2010, time deposits of $100,000 or more amounted to $95.5 million, or 30.0%, of total time deposits, compared to $112.9 million, or 29.2%, at December 31, 2009. In the past CIBM Bank has accepted brokered time deposits to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. As a result of the Consent Order, CIBM Bank is also restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Brokered time deposits were $8.0 million or 2.1% of total time deposits at December 31, 2009. There were no brokered time deposits at September 30, 2010.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $6.2 million from $30.6 million at December 31, 2009, to $24.4 million at September 30, 2010. The decrease was attributable to a $1.2 million reduction of short-term borrowings and a $5.0 million reduction of long-term FHLBC borrowings during the first nine months of 2010.

During the first nine months of 2010, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed income investment securities as collateral for such borrowings.

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

CIB Marine manages liquidity at two levels, the CIB Marine parent company and CIBM Bank. The management of liquidity at both levels is essential because the parent company and the bank have different funding needs and sources, and are subject to specific regulatory guidelines and requirements. The Asset-Liability Management Committee of the Board of Directors is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

The objective of liquidity risk management at CIBM Bank is to ensure that it has adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. The liquidity position of CIBM Bank is actively managed by estimating, measuring and monitoring its sources and uses of funds. CIBM Bank’s primary sources of funds are from deposits, loan repayments and investment payments and maturities. CIBM Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIBM Bank include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLBC and short-term brokered and negotiable time deposits. CIBM Bank also maintains borrowing availability at the Federal Reserve Bank’s discount window collateralized by loans and securities and an uncommitted collateralized fed funds line at a nonaffiliated bank. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLBC. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities. During the first nine months of 2010, the availability of federal funds purchased for CIBM Bank with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Federal Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents which increased from $35.7 million at December 31, 2009, to $57.8 million at September 30, 2010.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $142.1 million and $183.0 million at September 30, 2010, and December 31, 2009, respectively. At September 30, 2010, $29.0 million pledged liabilities and contingent liabilities were outstanding, included $13.0 million to the FHLBC, $11.2 million to repurchase agreement customers and $4.8 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $32.1 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $55.1 million at September 30, 2010, are in excess of pledging requirements and are generally available for pledge release and in many cases provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2009, $35.4 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $50.5 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less brokered and pledged deposits, were $533.2 million and $581.4 million at September 30, 2010, and December 31, 2009, respectively.

On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective on January 1, 2011 and continuing through December 31, 2012. The current FDIC Transaction Account Guarantee Program, which continues to the end of this year, is not changed by the Dodd-Frank Act. The unlimited FDIC coverage of noninterest-bearing transaction accounts will no longer be a special program; rather, it will be part of the standard FDIC insurance coverage for 2011 and 2012. Importantly, the Dodd-Frank Act also removes the prohibition on payments of interest on commercial demand deposit accounts as of July 21, 2011 (i.e., one year after the date of enactment of the Dodd-Frank Act). The impact of the removal of the prohibition of interest on commercial demand deposit accounts could have an adverse impact on CIBM Bank’s cost of funds. See also Regulatory Developments and Part II, Item 1A, “Risk Factors,” for additional information on the Act.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during the first nine months of 2010 and, at September 30, 2010, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During the first quarter of 2010, the CIB Marine parent company received a $2.0 million return of capital from its non-bank subsidiary, CIB Marine Capital, LLC. At September 30, 2010, the CIB Marine parent company had $4.0 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $2.9 million in cash and due from banks, $6.4 million in loans held for sale and $1.0 million in net loans and $1.2 million in foreclosed properties at September 30, 2010. According to the Bank Holding Company Act of 1956, as amended, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During the first nine months of 2010 and 2009, CIB Marine provided $1.5 million and $4.0 million, respectively in capital to CIBM Bank to support CIBM Bank’s capital position.

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

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Risk-weighted assets	$529,350	$596,438
Average assets(1)	$652,953	$752,541
Capital components:
Stockholders’ equity	$73,444	$84,695
Add: unrealized loss on securities	4,216	6,183
Less: unrealized income on equities	—	19
Tier 1 capital	77,660	90,897
Allowable allowance for loan losses	6,722	7,564
Tier 2 capital	6,722	7,564
Total risk-based capital	$84,382	$98,461

	Actual		Minimum Required To be Adequately- Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2010
Total capital to risk weighted assets	$84,382	15.94%	$42,348	8.00%
Tier 1 capital to risk weighted assets	77,660	14.67	21,174	4.00
Tier 1 leverage to average assets	77,660	11.89	26,119	4.00

December 31, 2009
Total capital to risk weighted assets	$98,461	16.51%	$47,715	8.00%
Tier 1 capital to risk weighted assets	90,897	15.24	23,858	4.00
Tier 1 leverage to average assets	90,897	12.08	30,102	4.00
____________
(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter-to-date average and allows for current period adjustments of goodwill and other intangible assets.

As shown in the table above, at September 30, 2010 and December 31, 2009, CIB Marine’s ratios exceeded the minimum capital adequacy requirements.

At both September 30, 2010 and December 31, 2009, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. As of September 30, 2009, CIB Marine’s Tier 1 leverage ratio had declined to a negative 0.50% and was below the 4.0% required by the Written Agreement. At December 31, 2009, after the emergence from Chapter 11 bankruptcy, the issuance of the CIB Marine Preferred in exchange for the Debentures, and the related gain on the extinguishment of debt, CIB Marine’s Tier 1 leverage ratio had increased to 12.08%, well above the minimum requirement. At September 30, 2010, the Tier 1 leverage ratio was 11.89%. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan related credit losses, write-downs in loans held for sale or other real estate owned, or non-credit related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

Marine Bank stipulated to a C&D effective April 2009. Key provisions included a restriction on paying dividends without regulatory approval and a requirement to maintain a minimum Tier 1 leverage ratio of 10%. When Marine Bank merged with and into Central Illinois Bank, to form CIBM Bank, the IDFPR assumed state regulatory authority. CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions: the development of a management plan and implementation of its recommendations, the requirement to maintain a minimum total capital to risk weighted asset ratio of 12%, the need for board compliance and monitoring of the provisions of the Consent Order, and a plan to reduce and manage credit concentrations. CIB Marine and CIBM Bank remain committed to maintaining adequate capital levels at CIBM Bank. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations substantiate complete correction of the underlying issues. At September 30, 2010, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 9.82% which is below the required minimum ratio stated in the Consent Order and its total capital to risk weighted asset ratio was 13.15%. CIB Marine is reviewing options such as contributing additional capital into CIBM Bank and further contracting its balance sheet in order to achieve compliance with the Consent Order. CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $1.5 million and $4.0 million of capital during the first nine months of 2010 and 2009, respectively. Other capital management strategies such as balance sheet management and investment portfolio sales can still be employed by CIB Marine and CIBM Bank to enhance its capital ratios.

CIB Marine’s stockholders’ equity was $73.4 million at September 30, 2010, compared to $84.7 million at December 31, 2009. The decrease in 2010 was primarily the result of a net loss from continuing operations of $13.1 million for the current nine-month period. Additionally, in 2010, stockholders’ equity was positively impacted by a $2.0 million reduction in accumulated other comprehensive loss.

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

CIB Marine utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. A discussion of the Company’s lending-related commitments and contingent liabilities is included in Note 10-Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities, of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Recent Regulatory Developments

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act which among other things, created a new Consumer Financial Protection Bureau within the Federal Reserve with rule-making authority and some enforcement control over banks and financial companies, and a new 10-member Financial Stability Oversight Council charged with monitoring and addressing risks to financial stability. New national minimum underwriting standards for home mortgages were established whereby lenders are required to ensure that a borrower can repay a home loan by verifying income, credit history and job status. Additionally, the level of deposit insurance was permanently increased to $250,000 for banks, thrifts and credit unions and the unlimited guarantee of non-interest bearing transaction accounts was extended through January 1, 2013. A provision in the Dodd-Frank Act will give shareholders of public corporations the ability to have a non-binding vote on executive pay and golden parachutes, and gives the SEC authority to adopt rules to grant shareholders the ability to nominate their own directors on company boards. Also, the Dodd-Frank Act provides smaller companies, such as CIB Marine, with a permanent exemption from Sarbanes-Oxley internal control audit requirements.

Proposed Future Accounting Pronouncements

The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below.

On May 26, 2010, the FASB released its proposed changes to financial instruments accounting. If adopted as proposed, the accounting for financial instruments will change significantly because more items will be measured at fair value, the accounting for loans and securities will be more aligned and both will be measured at fair value, and core deposit liabilities will be recognized using a present value method. For financial institutions, the proposed change impacts most notably loans and equity securities of non-public companies. This would be a significant change from current accounting practice which requires loans not held for sale (and not at fair value under the fair value option) to be measured at amortized cost. All changes in fair value would be recognized in net income unless an instrument qualifies, and the company elects, to recognize those fair value changes in other comprehensive income. Credit losses on financial assets such as loans would no longer need to be probable before they are recognized, which potentially may result in losses being recognized sooner than they are today. Additionally, the timing and amount of interest income recognized on assets with credit losses would change compared with current practice. If approved, this guidance is unlikely to be implemented before 2013.

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

In August 2010, the FASB issued an exposure draft proposing to change the accounting for leases. Under the proposed guidance, all existing and future leases, regardless of when entered into, will be recognized on the balance sheet as of the proposed effective date of the standard. For the statements of income, expense recognition will be accelerated because straight-line rent expense would be replaced by amortization and interest expense. CIBM Bank leases several of its branch facilities which will require reassessment if the standard is approved. If approved, the implementation date for this standard is expected to be in the first half of 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2009, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year would be more favorable for rate changes of 100 basis points versus 200 basis points in either direction. For additional information regarding CIB Marine’s market risk, refer to the 2009 Form 10-K, which is on file with the SEC.

The following table illustrates the period and cumulative interest rate sensitivity gap as of September 30, 2010.

Repricing Interest Rate Sensitivity Analysis

	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$179,645	$25,048	$55,551	$149,656	$5,307	$415,207
Securities	23,899	16,239	17,598	58,423	25,904	142,063
Loans held for sale	10,596	—	—	—	—	10,596
Reverse repurchase securities and federal funds sold	500	—	—	—	—	500
Total interest-earning assets	214,640	41,287	73,149	208,079	31,211	568,366
Interest-bearing liabilities:
Time deposits	102,875	37,169	104,687	78,144	396	323,271
Savings and interest-bearing demand deposits	162,167	—	—	—	—	162,167
Short-term borrowings	11,361	—	—	—	—	11,361
Long-term borrowings	3,000	—	5,000	5,000	—	13,000
Total interest-bearing liabilities	$279,403	$37,169	$109,687	$83,144	$396	$509,799
Interest sensitivity gap (by period)	(64,763)	4,118	(36,538)	124,935	30,815	58,567
Interest sensitivity gap (cumulative)	(64,763)	(60,645)	(97,183)	27,752	58,567	58,567
Cumulative gap as a % of total assets	(10.14)%	(9.49)%	(15.21)%	4.34%	9.17%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR Swap yield curves as of September 30, 2010 and December 31, 2009, compared to the results if there was no change in the short-term U.S. prime rates of interest. Due to the low level of interest rates, downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis, resulting in a flattening of the yield curve.

	Basis point changes
	+200	+100	-100	-200
Net interest income change over one year:
September 30, 2010	(3.00)%	0.68%	1.84%	(0.94)%
December 31, 2009	1.03%	0.97%	(5.52)%	(10.52)%

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

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

The Dodd-Frank Act, signed into law on July 21, 2010, made extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. CIB Marine is currently reviewing the impact the legislation will have on its and CIBM Bank’s business.

The legislation charged the federal banking agencies, including the Federal Reserve and the FDIC with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The Dodd-Frank Act also authorized various new assessments and fees, expanded supervision and oversight authority over nonbank subsidiaries, increased standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions. The law mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks, bank holding companies, and “systemically important” non-banking companies. These new requirements must be established within 18 months of the Dodd-Frank Act’s effective date. While the Dodd-Frank Act does not provide any specific guidance on what the new capital levels should be, the law does provide that the capital levels currently in force should serve as a floor for any new capital requirements. Accordingly, CIB Marine expects that these new “prudential standards” may lead to higher capital requirements in the future. The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed. In addition, the Dodd-Frank Act contains several provisions that change the manner in which deposit insurance premiums are assessed and which could increase the FDIC deposit insurance premiums paid by CIBM Bank.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: November 12, 2010	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer