Form 10-K
period 2010-12-31
CIB MARINE BANCSHARES INC
filed 2011-03-25
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐          Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

While there is currently no active trading market for shares of CIB Marine’s common stock, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $2,324,543 (based upon the closing price of $0.13 per share of the registrant's common stock on the OTC "Pink Sheets" as of June 30, 2010). For purposes of this market volume calculation, the registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates;” provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court. Yes ☑   No ☐

As of March 21, 2011, there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

EXPLANATORY NOTE

This document is intended to speak as of December 31, 2010, except as otherwise noted.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CIB MARINE

CIB Marine Bancshares, Inc. (“CIB Marine” or “Company”) is a one-bank holding company with its principal executive offices in Waukesha, Wisconsin, a suburb of Milwaukee. CIB Marine is a corporation formed under the laws of the State of Wisconsin in 1999. At December 31, 2010, CIB Marine owned and operated CIBM Bank (“Bank”), a commercial banking organization with offices in Illinois, Wisconsin, Indiana and Arizona.

CIBM Bank offers a full array of traditional banking services. These services include a broad range of loan products, such as commercial loans, commercial real estate loans, construction and development loans, residential real estate loans, consumer loans, and commercial and standby letters of credit; accepting demand, savings and time deposits, providing commercial paper and repurchase agreements; and providing other banking services.

Additional Information

As of April 30, 2009, the Company was in default on each of its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002. As a result, the holders of the TruPS (“TruPS Holders”) could have, at their discretion, accelerated the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a pre-packaged Plan of Reorganization (“Plan”) that was presented to the TruPS Holders for their approval to exchange principal and accrued interest on the Debentures for two series of preferred stock.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (“Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”) were issued. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval (see Note 14 to the consolidated financial statements appearing in Item 8 of Part II to this Annual Report on Form 10-K (“Form 10-K”)). Under the Plan, the ownership interests of holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

Markets Served

At December 31, 2010, CIB Marine and CIBM Bank served the Central Illinois, Greater Milwaukee, Greater Indianapolis and Phoenix geographic markets or regions. CIBM Bank had 15 banking facilities with total assets of $580.0 million and total deposits of $497.9 million at December 31, 2010.

Services are provided in person at CIBM Bank’s offices in its markets discussed above and electronically using CIBM Bank’s internet banking services.

Nonbank Subsidiaries

At December 31, 2010, CIB Marine had two wholly-owned nonbanking subsidiaries that had ceased operations during 2003 and are in the process of winding down: CIB Marine Capital, LLC (“CIB Marine Capital”); and CIB Construction, LLC (“CIB Construction”).

CIB Marine Capital, LLC

In April 2001, CIB Marine established CIB Marine Capital, a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans to commercial customers. Typically, the collateral coverage on the loans was insufficient to secure a senior debt position. The loans were, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs. At December 31, 2007, CIB Marine Capital had no loans outstanding, but was continuing collection efforts on previously charged-off loans. During 2008, CIB Marine sold the operations and the majority of the loans of its Florida banking subsidiary, and CIB Marine transferred the loans not purchased by the buyer to CIB Marine Capital. At December 31, 2010, CIB Marine Capital had loans and loans held for sale with a total net carrying value of $6.9 million. CIB Marine Capital is continuing to wind down its affairs, including the sale or collection of those outstanding loans.

CIB Construction, LLC

In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States (“U.S.”), Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and it is classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. Substantial liquidation is expected during 2011. At December 31, 2010, CIB Construction had $1.1 million in assets and $1.1 million in liabilities. For more information, see Item 7 of Part II of this Form 10-K and Note 8 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Total Employees

At December 31, 2010, CIB Marine and all of its bank and nonbank subsidiaries had a combined total of 153 employees, of which 137 were full-time employees.

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

CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is regulated by the Federal Reserve Board (“FRB”). CIBM Bank has the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal regulator, and is also regulated by the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”).

CIB Marine and its nonbank subsidiaries are subject to examination by the FRB. The IDFPR and FDIC periodically conduct examinations of CIBM Bank and its nonbank subsidiary.

The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to help ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations on a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. Currently, CIB Marine is subject to a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) and CIBM Bank is subject to a Consent Order with the FDIC and IDFPR (“Consent Order”). For more information, see Notes 1 and 14 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

The following discussion summarizes the material elements of the regulatory framework applicable to CIB Marine and its subsidiaries. It is not meant to be a complete discussion of all applicable federal and state banking statutes and regulations. To the extent this discussion describes statutory and regulatory provisions it is qualified in its entirety by reference to those provisions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) increased capital and liquidity requirements; (3) increased regulatory examination fees; (4) changes to assessments to be paid to the FDIC for federal deposit insurance; and (5) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency, and the FDIC. While final rulemaking under the Dodd-Frank Act will occur over the course of several years, changes mandated by the Dodd-Frank Act, as well as other legislative and regulatory changes, could have a significant impact on CIB Marine by, for example, requiring possible changes to business practices; requiring more stringent capital levels; changing liquidity and leverage ratio requirements; imposing additional costs; limiting fees charged to customers for services; impacting the value of our assets; or otherwise adversely affecting business. These changes may also require investment in significant management attention and resources in order to comply with new statutory and regulatory requirements. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act may be implemented by the various regulatory agencies, the full extent of the impact that such requirements will have on CIB Marine’s operations is unclear.

The following summary is intended only to highlight those provisions of the Dodd-Frank Act that CIB Marine believes will have the most significant potential impact on its operations in the future. The summary does not describe every provision of the Dodd-Frank Act that may in any way affect CIB Marine, and is not intended to provide a summary of the legislation in its entirety. Key provisions of the Dodd-Frank Act that are likely to affect CIB Marine, CIBM Bank and its other subsidiaries in the near- and long-term include:

Changes in FDIC insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (“DIF”) will be calculated. See “Federal Deposit Insurance” section below for additional information regarding changes in FDIC Insurance. Under the Dodd-Frank Act, beginning December 31, 2010 and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts will be fully guaranteed by the FDIC for the full amount of the account.

Increased Capital Standard Requirements and Enhanced Regulatory Supervision. The Dodd-Frank Act mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks and bank holding companies. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

Consumer Financial Protection Bureau. The Dodd-Frank Act establishes a new independent regulator and supervisor, the Consumer Financial Protection Bureau (“CFPB”) as an executive agency within the FRB, empowered with broad authority to regulate the offering and provision of consumer financial products and services. The CFPB will have primary examination and enforcement authority over all insured banks with more than $10 billion in assets, and monitor consumer compliance for smaller banks, and will become the one central federal regulator with consolidated consumer protection authority for banks. The CFPB will have authority to require reports and conduct examinations of the largest depository institutions to assess compliance with federal consumer financial laws, to obtain information about activities and compliance systems, and to detect and assess risks to consumers and markets for consumer financial products and services.

The Dodd-Frank Act directs the CFPB to prevent persons from engaging in or committing an unfair, deceptive or abusive act or practice in connection with a transaction with a consumer for a consumer financial product or service, or the offering thereof, to help ensure that “fair disclosures” are provided to consumers, and that information relevant to the purchase of consumer products or services is disclosed to the consumer in plain language in a manner that permits consumers to understand the costs, benefits, and risks associated with the product or service. Also, new national minimum underwriting standards for home mortgages were established whereby lenders are required to help ensure that a borrower can repay a home loan by verifying income, credit history and job status.

Corporate governance and executive compensation. The Dodd-Frank Act contains a number of provisions relating to corporate governance and executive compensation practices and disclosure. The Dodd-Frank Act, among others, grants shareholders of certain U.S. publicly-traded companies a nonbinding shareholder vote on executive compensation; enhances disclosure of so-called golden parachute arrangements in connection with acquisition or merger solicitations; requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies to recover erroneously awarded executive compensation; enhances independence requirements for compensation committee members; requires disclosure of the relationship between executive compensation and company performance, and the ratio of mean employee compensation to Chief Executive Officer (“CEO”) compensation; and provides the Securities and Exchange Commission (“SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The specific details of most of these requirements will be set forth in rules to be issued by the SEC in the coming months.

Additional provisions of the Dodd-Frank Act are discussed throughout the remainder of this Item 1.

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

Interstate Banking and Branching

Prior to the Dodd-Frank Act, the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal Act”) enacted in 1994 permitted an adequately capitalized and adequately managed bank holding company, with FRB approval, to acquire banking institutions located in states other than the bank holding company’s home state without regard to whether the transaction is prohibited under state law. In addition, national banks and state banks with different home states are permitted to merge across state lines, with the approval of the appropriate federal banking agency, unless the home state of a participating banking institution has passed legislation that expressly prohibits interstate mergers. De novo interstate branching was permitted if the laws of the host state so authorized.

The Dodd-Frank Act removes the restrictions on interstate branching under the Riegle-Neal Act by allowing banks to branch in any state if, under the laws of the state in which the branch is to be located, a state-bank chartered by that state would be permitted to establish the branch.

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

The FRB and the FDIC have also adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements included the incorporation of market risk for institutions with substantial trading activities or institutions where the federal banking regulator deems it necessary for safety and soundness. Under these market risk requirements, capital must be allocated to support the amount of market risk related to a financial institution’s ongoing trading activities. The market risk requirements do not presently apply to CIB Marine or CIBM Bank.

The FRB also requires bank holding companies to maintain a minimum “leverage ratio” of Tier 1 capital to adjusted total assets of 3% if the bank holding company has the highest regulatory rating and meets certain other requirements. For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4%.

CIB Marine is subject to a Written Agreement entered into with the Federal Reserve Bank in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. At December 31, 2010, CIB Marine’s Tier 1 leverage ratio was 11.80%, above the minimum capital requirement. Depending on the overall size of its balance sheet and respective risk weightings for its assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan-related credit losses, write downs in loans held for sale or other real estate owned (“OREO”), or non-credit related other-than-temporarily impaired (“OTTI”) from securities, CIB Marine’s capital ratios could decline in the future.

In September 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee (“Basel Committee”), announced minimum capital ratios and transition periods, and endorsed the statements the Basel Committee released in July 2010. The announcement provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5%, to be phased in by January 1, 2015, and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, to be phased in by January 1, 2015. In addition, Basel III includes a “capital conservation buffer” that requires banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets on top of the minimum requirement, which will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to constraints on earnings distributions. In addition, Basel III includes a countercyclical buffer within a range of 0% - 2.5%, which would be implemented according to national circumstances. These capital requirements are supplemented under Basel III by a non-risk-based leverage ratio. A minimum Tier 1 leverage ratio of 3% will be tested during the parallel run period starting January 1, 2013. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

The Basel III liquidity proposals have three main elements: (i) a “liquidity coverage ratio” designed to help ensure that a bank maintains an adequate level of unencumbered high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors. After an observation period beginning in 2011, the liquidity coverage ratio will become effective on January 1, 2015. The revised net stable funding ratio will become effective January 1, 2018.

The U.S. federal banking agencies expressed support for the agreements reached by the Group of Governors and Heads of Supervision set forth in the announcement made in September 2010. While the announcement provided clarity on the minimum capital levels, many of the details of the new framework will remain unclear until the final release is issued. Implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well capitalized” in their implementation of Basel III.

CIB Marine is not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over the holding company or CIBM Bank or the impact that any changes in regulation would have. If new standards require community banks such as CIBM Bank to maintain more capital, with common equity as a more predominant component, or manage the configuration of its assets and liabilities in order to comply with formulaic liquidity requirements, such regulation could significantly impact its financial condition, results of operations, and capital position.

Holding Company Obligations

Under current FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. The Dodd-Frank Act codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed.

Incentive Compensation Policies and Restrictions

In June 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both CIB Marine and CIBM Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

On February 7, 2011, the federal banking agencies, along with the National Credit Union Administration, the SEC and the Federal Housing Finance Agency, published for comment a proposed rule that would regulate incentive-based compensation for entities with total assets of $1 billion or more. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such persons with excessive compensation. Comments are due within 45 days of publication in the Federal Register.

Safety and Soundness Guidelines

The state and federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to internal controls, information systems, and internal audit systems; loan documentation; credit underwriting; interest rate exposure; asset growth and asset quality; and compensation, fees, and benefits. In addition, the banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to help ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires the federal banking regulators to take prompt corrective action with respect to FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier depends upon how its capital levels compare to various relevant capital measures and certain other factors established by regulation. Under applicable regulations, an FDIC-insured bank is defined as well capitalized if it maintains a leverage ratio of Tier 1 capital to quarterly average total assets of at least 5%, a total capital ratio of qualifying total capital to risk-weighted assets, including certain off-balance sheet items, of at least 10% and a Tier 1 capital ratio of Tier 1 capital to risk-weighted assets of at least 6% and is not otherwise in “troubled condition” as specified by its appropriate federal regulatory agency.

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

Under FDICIA, a bank that is not well capitalized is generally prohibited from accepting or renewing brokered deposits and offering interest rates on deposits significantly higher than the prevailing rate in its normal market area or nationally, depending upon where the deposits are solicited; in addition, “pass-through” insurance coverage may not be available for certain employee benefit accounts.

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

Effective April 2009, CIB Marine’s former Wisconsin state-chartered bank subsidiary, Marine Bank, stipulated to a Cease and Desist Order (“C&D”) with the FDIC and the Wisconsin Department of Financial Institutions Division of Banking which resulted from the high level of nonperforming assets and the corresponding impact on its financial condition. The C&D required, among other things, Marine Bank to take certain corrective actions which focused on reducing exposure to nonaccrual loans, imposed restrictions on lending to credits with existing nonaccrual loans, a restriction on paying dividends without regulatory approval, a requirement to maintain a minimum Tier 1 leverage ratio of 10%, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. The C&D was re-affirmed by the FDIC upon the merger of Marine Bank with and into Central Illinois Bank, CIB Marine’s Illinois state-chartered bank subsidiary, and continued to be applicable to the combined institution, CIBM Bank. When Marine Bank merged with and into Central Illinois Bank to form CIBM Bank, the IDFPR assumed state regulatory authority over the institution. CIBM Bank entered into a Consent Order with the FDIC and IDFPR in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions: the development of a management plan and implementing its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, the maintenance of a minimum total risk-based capital ratio of 12%, and development of a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations of the regulatory agencies.

At December 31, 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and was classified as “adequately capitalized.” During 2010 and 2009, CIB Marine provided $5.3 million and $4.0 million, respectively, of capital to support CIBM Bank in maintaining its capital position.

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

CIB Marine’s ability to pay any dividends to its shareholders depends in large part on the ability of CIBM Bank to pay dividends to it. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state-chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIBM Bank, the laws of Illinois are applicable. In addition, the FRB and the Bank’s regulators have the authority to prohibit CIB Marine and its subsidiary bank from paying dividends, depending upon CIB Marine’s and CIBM Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. CIB Marine did not receive any dividend payments from its banking subsidiaries in 2010 or 2009 and, at December 31, 2010, CIBM Bank was restricted by the Consent Order from paying, and did not have any retained earnings available for the payment of dividends to CIB Marine, without first obtaining the consent of the regulators.

Federal Deposit Insurance

As a FDIC-insured institution, CIBM Bank is required to pay deposit insurance premiums based on the risk posed to the FDIC insurance funds. In December 2008, the FDIC adopted a rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessment rates from 12 basis points to 50 basis points. Additional changes to the risk-based assessment system included increased premiums for institutions that rely on excessive amounts of brokered deposits, increased premiums for excessive use of secured liabilities, and lowered premiums for smaller institutions with very high capital levels. Risk assessment rates are determined at the end of each quarter. At December 31, 2010, CIBM Bank was subject to the highest risk-based assessment rate because it was under the Consent Order. The Dodd-Frank Act provided the FDIC much greater discretion to manage its DIF. On February 7, 2011, the FDIC adopted its final rule which redefines the deposit insurance assessment base as required by the Dodd-Frank Act. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated will be no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. Most smaller financial institutions such as CIBM Bank will pay smaller assessments in the future as a result of the issuance of the final FDIC rules. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

The FDIC is authorized to terminate an institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. EESA included a provision for an increase in the amount of deposits insured by the FDIC to $250,000 until December 2009. Pursuant to the Helping Families Save Their Homes Act, the $250,000 limit has been extended to December 31, 2013. On October 14, 2008, the FDIC announced, the Temporary Liquidity Guarantee Program, which included the Transaction Account Guarantee program (“TAG”) that provided for institutions participating in the program an unlimited guarantee of funds in non-interest-bearing transaction deposit accounts otherwise covered by the existing deposit insurance limit of $250,000. CIBM Bank elected to participate in the TAG and was assessed a 10 basis point surcharge for its participation through December 31, 2010. Upon expiration of the TAG at December 31, 2010, a provision of the Dodd-Frank Act, which took effect on the same date, provided unlimited Federal insurance of the net amount of non-interest-bearing transaction accounts at all insured depository institutions through January 1, 2013. The unlimited FDIC coverage provided under the Dodd-Frank Act applies to a more narrowly defined set of non-interest-bearing transaction accounts than the TAG. Specifically, transaction accounts that earn de minimis interest and accounts on which institutions reserve a right to require advance notice of withdrawals (e.g., NOW Accounts) were covered by the unlimited Federal deposit insurance provided under the TAG, but will not continue to be covered by unlimited Federal deposit insurance under the Dodd-Frank Act.

Restrictions on Affiliate Transactions

Transactions between CIB Marine, CIBM Bank and their nonbank subsidiaries are subject to a number of restrictions. Federal law imposes restrictions and limitations on CIBM Bank from making extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, CIB Marine or other affiliates, the purchase of, or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of CIB Marine or other affiliates. Such restrictions and limitations prevent CIB Marine or other affiliates from borrowing from CIBM Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by CIBM Bank to or in CIB Marine or to or in any other non-banking affiliate are limited, individually, to 10% of CIBM Bank’s capital and surplus and such secured loans are limited in the aggregate to 20% of CIBM Bank’s capital and surplus. All such transactions must be on terms that are no less favorable to CIBM Bank than those that would be available from nonaffiliated third parties. Moreover, some state banking laws, like those in Illinois, impose restrictions on affiliate transactions similar to those imposed by federal law. FRB policies also forbid the payment by bank subsidiaries of management fees that are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

The Dodd-Frank Act also includes the following provisions:

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening on loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a bank’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. Eventually, it will also prohibit state-chartered banks (such as CIBM Bank) from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

At December 31, 2010, CIBM Bank had nominal loans secured or partially secured by CIB Marine stock. No specific reserves were allocated to these loans. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

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

Interagency Appraisal and Evaluation Guideline

In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to help ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

Community Reinvestment Act and Fair Lending

CIBM Bank is subject to the Community Reinvestment Act (“CRA”) and various fair lending requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate whether financial institutions are meeting the credit needs of their local communities, including low and moderate-income neighborhoods and to rate such institutions and publicly disclose such ratings. State and federal agencies also examine financial institutions’ compliance with fair lending laws. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. Federal banking agencies are also authorized to take compliance with such laws and a bank’s CRA rating into consideration when regulating and supervising other activities of a bank holding company and its banks, including expansionary activities. As of the date of its most recent examination, CIBM Bank had a CRA rating of “satisfactory.”

Compliance with Consumer Protection Laws

CIBM Bank is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act; the Truth in Savings Act; the Equal Credit Opportunity Act; the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003; the Fair Housing Act; the Real Estate Settlement Procedures Act; the Home Mortgage Disclosure Act and the Electronic Fund Transfer Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	regulate the manner in which banks must deal with customers and certain information about customers;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations;
•	limit consumer liability for unauthorized transactions; and
•	require banks to disclose deposit account terms and electronic fund transfer terms in accordance with legal requirements.

The Dodd-Frank Act will have wide-ranging impact on anyone providing retail financial services within the U.S. by creating the CFPB, which becomes a new independent regulator and supervisor. This act makes broad changes to U.S. mortgage origination, including prohibiting originators from receiving compensation that varies with respect to the terms and conditions of the loan; requiring an assessment that a borrower has the reasonable ability to repay the loan, and that credit decisions be based on verified financial resources; limiting pre-payment penalties; and adding new disclosures and limitations. On July 21, 2011, most of the consumer financial protection functions currently assigned to the federal banking and other designated agencies will shift to the CFPB. The CFPB will have broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts and other providers of consumer financial services, including the authority to prohibit “unfair, deceptive or abusive practices” to help ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The new regulations are meant to help ensure through the promulgation of rules that U.S. consumers receive clear, accurate information to help them evaluate mortgages, credit cards, and other financial products, and to protect them from hidden fees, abusive terms and deceptive practices. In addition to consumer examination, supervisory and enforcement and rulemaking authority, the stated functions of the CFPB include responding to consumer complaints, monitoring the markets for consumer products, and guidance governing all financial institutions offering consumer financial products and services. Also, the CFPB will have authority over persons engaged in offering or providing financial products or services. State attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the CFPB. Most consumer provisions of the Dodd-Frank Act will become effective on the date that authority over consumer financial regulation is transferred to the CFPB, which will be on July 21, 2011.

The various consumer laws and regulations to which CIBM Bank is subject will be changed in the future to implement the provisions of the Dodd-Frank Act, which could affect CIBM Bank’s and CIB Marine’s results of operations.

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

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. government to intercept and obstruct terrorism by, among others, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increased the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to U.S. bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in U.S. interbank accounts by foreign banks; provides the United States Department of the Treasury with regulatory authority to help ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOX”) addresses corporate governance and accounting oversight matters. SOX required the creation of a five-member oversight board appointed by the SEC that sets standards for accountants and has investigative and disciplinary powers; prohibits accounting firms from providing various forms of service to public audit clients, such as certain consulting services; requires accounting firms to rotate partners working with public clients every five years; expands disclosure of corporate operations and internal controls; requires certification of financial statements by the CEO and the Chief Financial Officer (“CFO”) of public companies; increases penalties and forfeitures for financial crimes or failing to report events having a material effect on the financial statements or operations of a public company; and enhances controls on and reporting of insider trading. CIB Marine is required to provide management’s report on internal control over financial reporting in this report, pursuant to Section 404 of SOX. However, the Dodd-Frank Act provides smaller companies, such as CIB Marine, with a permanent exemption from SOX’ requirement that CIB Marine’s registered public accounting firm provide an attestation report with respect to such internal controls.

Exchange Act

CIB Marine’s common stock is registered with the SEC. Under the Securities Exchange Act of 1934, as amended (“Exchange Act”), CIB Marine is subject to the information, reporting, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Exchange Act.

Recent Regulatory Developments

The various federal agencies have begun to issue new rules and conduct more studies that, over the course of the next several years, are necessary to implement the Dodd-Frank Act provisions. The ultimate impact of such rules and studies on CIB Marine will not be known for many years.

Future Legislation

Various legislation is, from time to time, introduced in Congress and state legislatures with respect to the oversight of financial institutions, or issuance of new regulations as required by the Dodd-Frank Act. Such legislation or regulations may change the banking statutes and the operating environment of CIB Marine and CIBM Bank in substantial and unpredictable ways. CIB Marine cannot determine the ultimate effect that potential legislation, or implementing regulations, if enacted, would have upon the financial condition or results of operations of CIB Marine or CIBM Bank.

AVAILABLE INFORMATION

CIB Marine files various reports with the SEC. The reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practicable after they are filed.

ITEM 1A. RISK FACTORS

Forward-Looking Statements

CIB Marine has made statements in this Form 10-K that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may”, “project”, “are confident”, “should be”, “intend”, “predict”, “believe,” “plan”, “expect”, “estimate”, “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance, that are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

Shareholders should note that many factors, some of which are discussed elsewhere in this Form 10-K and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, but are not limited to, these risk factors are set forth below:

•	operating, legal, and regulatory risks;
•	economic, political, and competitive forces affecting CIB Marine’s banking business;
•	the impact on net interest income from changes in monetary policy and general economic conditions;
•	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•	other factors discussed in this Item 1A, “Risk Factors,” below and elsewhere herein.

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

CIBM Bank and CIB Marine are subject to formal enforcement actions with regulatory authorities.

CIB Marine is subject to a Written Agreement entered into with the Federal Reserve Bank in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt, and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of CIBM Bank, nonbank subsidiaries and the consolidated organization.

Under applicable laws, the FDIC, as CIBM Bank’s primary federal regulator and deposit insurer, and the IDFPR, as CIBM Bank’s chartering authority, have the ability to impose additional sanctions, restrictions and requirements on CIBM Bank if they determine, upon examination or otherwise, violations of laws with which CIBM Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. CIBM Bank is under a Consent Order and certain of its key provisions include requirements to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%; retain qualified management; develop a management plan and implement its recommendations; comply with and monitor the provisions of the Consent Order; and prepare a plan for reducing and managing credit concentration. As of December 31, 2010, CIBM Bank is in substantial compliance with the Consent Order. Failure to adhere to the requirements of the actions mandated by the Consent Order can result in more severe restrictions and civil monetary penalties.

A failure by CIB Marine or CIBM Bank to maintain required levels of capital could have a material adverse effect on CIB Marine.

Banking regulations require CIB Marine to maintain adequate levels of capital in order to serve as a source of strength to CIBM Bank, and require CIBM Bank to maintain certain specified minimum regulatory capital ratios. At the same time, the banking regulators are increasingly emphasizing the need to increase and maintain capital levels and ratios well in excess of regulatory minimums.

Among other things, continued operating losses due to elevated levels of provisions for loan losses and OTTI write downs in its investment portfolio, put downward pressure on regulatory capital levels and ratios at CIBM Bank.

The principal ways in which CIB Marine could seek to improve its capital levels and ratios would be to return its operations to profitability, raise capital from third parties, or reduce the size of the Bank. Continuing problems with asset quality reduces the likelihood of a return to profitability in the near term, and it is uncertain whether CIB Marine could raise capital from third party sources on acceptable terms, if at all. Finally, there cannot be assurance that reducing the size of the Bank could be accomplished sufficiently with respect to timing and magnitude should it become necessary to do so, or that it would be effective in enabling CIBM Bank and CIB Marine to meet minimum regulatory requirements.

At December 31, 2010, CIB Marine had total stockholders' equity of $68.8 million, of which $60.0 million was represented by the aggregate liquidation preference of the Company's outstanding preferred stock. Any change in CIB Marine's ability to fully count the liquidation preference of its outstanding preferred stock in deriving its regulatory capital measures could reduce or eliminate a substantial portion of CIB Marine's capital and cause CIB Marine to become undercapitalized.

Failure to maintain requisite capital levels and ratios could result in the imposition of directives and other sanctions against CIB Marine or CIBM Bank, and could have a material adverse effect on CIB Marine's financial condition and prospects.

CIB Marine and CIBM Bank operate in a highly regulated environment and are subject to supervision and examination by various federal and state regulatory agencies which could impair its capital ratios and results of operations.

As a bank holding company, CIB Marine is regulated by the FRB, and CIBM Bank is regulated separately by the FDIC and the IDFPR. This regulation is primarily intended to protect CIBM Bank’s customers and their deposits rather than CIB Marine’s shareholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and it is subject to regulation by the SEC and public reporting requirements.

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions. Continued losses at CIBM Bank may require CIB Marine to provide additional capital. CIB Marine’s capability to provide this capital is dependent on the parent company and its nonbank subsidiaries’ cash resources and other assets. During 2010, CIB Marine contributed $5.3 million of capital to CIBM Bank. At December 31, 2010, the parent company had $3.6 million of cash and cash equivalents. Additionally, its nonbank subsidiaries have cash and loans held for sale in the amount of $6.8 million to serve as a potential source of strength to CIBM Bank. Other capital management strategies such as balance sheet management, investment portfolio and loan sales, and sales of parts of its banking franchise can still be employed by CIB Marine and CIBM Bank to enhance CIBM Bank’s capital ratios. Depending on the extent of continuing losses at CIBM Bank, the capital ratios of the Bank may fall below the amounts set forth in the Consent Order.

Banking regulations affect lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, and limit the types of financial services and products we may offer. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. While policies and procedures designed to prevent any such violations are in place, there can be no assurance that such violations will not occur.

The Dodd-Frank Act and related regulations may affect CIB Marine’s and CIBM Bank’s business activities, financial position and profitability.

The Dodd-Frank Act, signed into law on July 21, 2010, made extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation charged the federal banking agencies, including the FRB and the FDIC, with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies. The Dodd-Frank Act also authorized various new assessments and fees, expanded supervision and oversight authority over nonbank subsidiaries, increased standards for certain covered transactions with affiliates and requires the establishment of minimum leverage and risk-based capital requirements for insured depository institutions.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of CIB Marine’s and CIBM Bank’s business activities, may require changes to certain of their business practices or otherwise adversely affect their businesses. These changes may also require CIB Marine and CIBM Bank to invest significant management attention and resources to evaluate and make necessary changes. While it is unclear as to the ultimate effect of the Dodd-Frank Act, and other regulatory changes that will impact CIB Marine or CIBM Bank at this time, it is expected that compliance costs will increase as a result of the legislation.

Among other things, the Dodd-Frank Act requires various federal agencies to adopt new banking regulations regarding the establishment of minimum leverage and risk-based capital requirements for bank holding companies and banks. These regulations, which are required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also requires the regulatory agencies to seek to make capital requirements for bank holding companies and insured institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact that its requirements will have on CIB Marine’s and CIBM Bank’s operations is unclear. However, its requirements may, individually or in the aggregate, have an adverse effect upon CIB Marine’s and CIBM Bank’s results of operations, cash flows and financial position.

International initiatives, along with U.S. legislative and regulatory regulations regarding bank capital requirements, may require heightened capital levels particularly with respect to common equity.

In December 2009, the Basel Committee on Banking Supervision released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements, commonly referred to as “Basel III.” In July 2010, the Basel Committee issued agreements that contemplate changes to minimum capital ratios, including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards. The U.S. federal banking agencies expressed support for the agreements set forth in the announcement made in September 2010. On September 12, 2010, the oversight body of the Basel Committee announced a package of reforms which would substantially increase existing capital requirements over the next four years. Implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well capitalized” in their implementation of Basel III.

CIB Marine is not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over the holding company or CIBM Bank or the impact that any changes in regulation would have. Proposed new standards may require community banks such as CIBM Bank or CIB Marine to maintain more capital, with common equity as a more predominant component, or manage the configuration of assets and liabilities in order to comply with formulaic liquidity requirements. Banks with significant credit concentrations including, but not limited to, commercial real estate loans should expect to maintain capital ratios above the phased-in minimum requirements. Implementation of Basel III for U.S. banks will depend on the federal banking agencies, which are expected to issue a notice of proposed rulemaking in 2011. Such regulation could significantly impact CIB Marine’s and CIBM Bank’s financial condition, results of operations, and capital position.

CIB Marine may not be able to consummate a business combination transaction with a strategic partner within a reasonable timeframe, or at all.

Pursuant to its future plans, CIB Marine intends to search for a strategic business combination partner at such time that market conditions and asset quality improves sufficiently. There can be no assurance that CIB Marine will be successful in consummating any such business combination on reasonable terms within a reasonable timeframe, or at all. If asset quality deteriorates further or significant operating losses continue into the future and if CIB Marine is unsuccessful in consummating such a business combination transaction within a reasonable timeframe, it may be unable to serve as a source of strength for CIBM Bank.

Conversion of Series B Preferred into common stock upon consummation of a merger transaction could result in significant reduction in the purchase price allocated to its current common shareholders.

Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock upon the consummation of a merger transaction where CIB Marine is not the surviving entity. If all Series B Preferred shareholders were to convert their shares in connection with a merger, they would own 49% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine, which would result in a significantly lower merger price being allocated to current CIB Marine common shareholders than if such Series B Preferred were not converted.

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

CIBM Bank has established an allowance for loan losses which represents management’s estimate of probable losses inherent in its loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIBM Bank’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

Various factors may cause CIBM Bank’s allowance for loan losses to increase.

Management evaluates the allowance for loan losses each quarter to determine that it is adequate to absorb inherent losses in CIBM Bank’s loan portfolio. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If actual losses exceed the estimate, the excess losses could adversely affect CIB Marine’s profitability and capital. Such excess losses may require an increase in the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of CIB Marine’s control, may also require an increase in the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. These agencies may require CIBM Bank to establish additional allowances for loan losses based on their judgment of the information available at the time of their examinations. Any increase in the allowance for loan losses will result in a decrease in net income and capital, and would have a material adverse effect on CIB Marine’s financial condition and results of operations. CIBM Bank cannot provide any assurances that it will not sustain losses in excess of its allowance for loan losses or that it will not be required to increase such allowance.

CIBM Bank’s loan portfolio contains concentrations of credit, particularly commercial real estate which creates special credit risks.

Credit risk at CIBM Bank is primarily related to the risk that borrowers will not be able to repay some or all of their obligations to CIBM Bank. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or even within just the respective industries or groups. Commercial real estate credits are larger dollar loans than consumer loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the financial condition and results of operations of CIB Marine.

The purchased home equity loan pools creates special risks which may cause charge-offs and the allowance for loan losses to increase.

The determination of the level of the allowance for loan losses for the purchased home equity loan pools is based on various factors including, but not limited to, historical charge-off for the pool of loans, the level of current delinquencies in the portfolio and their corresponding loss estimates, the qualitative factors regarding credit risks, expected future pay downs and prepayments, and environmental factors. Since 2008, CIB Marine has charged-off the full amount of outstanding individual loan balances in the home equity loan pools once the respective loan became 90 days past due. An estimate of losses within the home equity loan pools is included in the allowance for loan losses and monitored monthly to help ensure that the actual charge-offs are tracking against loss expectations. If necessary, and as with other loan assets, adjustments are made to the allowance for loan loss to account for further deterioration in credit quality. There can be no assurance that future losses will match the loss expectations, which could result in increased levels of loan loss provisions and charge-offs, negatively impacting the consolidated results of operations.

CIB Marine depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, CIBM Bank may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, appraisals, and other financial information. Reliance on inaccurate or misleading financial statements, credit reports, appraisals, or other financial information could cause CIBM Bank to enter into unfavorable transactions, which could have a material adverse effect on the financial condition and results of operations of CIB Marine.

CIB Marine may be further adversely affected by current economic and market conditions, particularly in the states within which business is conducted.

Over the past years, the national and global economic downturn has resulted in significant financial market disruptions which depressed the overall market value of financial institutions, limited access to capital, or had a material adverse effect on the financial condition or results of operations of banking companies in general, and CIB Marine and CIBM Bank in particular. CIB Marine has been particularly exposed to downturns in the U.S. housing and commercial real estate markets. Dramatic declines in the housing market over the past years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write downs of asset values by financial institutions. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected CIB Marine’s business, financial condition and results of operations. CIB Marine cannot be certain that the difficult conditions in the financial markets are likely to experience sustainable improvement in the near future. A worsening or prolonging of these conditions would likely exacerbate the adverse effects of these difficult market conditions on CIB Marine and others in the financial institutions industry.

Local economic conditions have a significant impact on the demand for CIBM Bank’s products and services, as well as the stability of customers to repay loans, the value of collateral securing loans, and the stability of funding sources. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing process or other factors that impact local economic conditions could, in turn, have a material adverse impact on CIB Marine’s financial condition and results of operations.

CIB Marine’s earnings also are significantly affected by the fiscal and monetary policies of the federal government and its agencies, which could affect repayment of loans and thereby materially adversely affect CIB Marine.

The policies of the FRB impact CIB Marine significantly. The FRB regulates the supply of money and credit in the U.S. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments CIB Marine holds. Those policies determine to a significant extent CIBM Bank’s cost of funds for lending and investing. Changes in those policies are beyond CIB Marine’s control and are difficult to predict. FRB policies can affect CIBM Bank’s borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the FRB could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay their loan, which could materially adversely affect CIB Marine.

Further declines in the value of certain securities held in the investment portfolio may negatively affect CIB Marine.

The carrying value of an investment in CIB Marine’s securities portfolio could decrease due to changes in market factors. The market value of certain investment securities are volatile and future carrying value declines, particularly if determined to be other-than-temporary impairments, could adversely affect future results of operations and regulatory capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk as reflected in the expected market yield of the security, or actual defaults in the portfolio, could result in significant fluctuations in the value of the securities. During future periods, CIB Marine may experience additional OTTI write downs in its investment portfolio which would further reduce the level of its capital and have a material adverse impact on its future results of operations and liquidity.

If CIB Marine’s investment in the common stock of the Federal Home Loan Bank of Chicago becomes other than temporarily impaired, CIB Marine’s financial condition and results of operations could be materially impaired.

CIBM Bank owns common stock of the Federal Home Loan Bank of Chicago (“FHLBC”) with a carrying value of $11.6 million. The common stock is held to qualify for membership in the Federal Home Loan Bank System (“FHLB”) and to be eligible to borrow funds under the FHLBC’s advance program. There is no market for the FHLBC common stock.

In October 2007, the FHLBC entered into a consensual Cease and Desist Order (“FHLBC C&D”) with its regulator, the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”). Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA. CIBM Bank’s FHLBC common stock is accounted for in accordance with the authoritative accounting guidance for financial services-depository and lending. This guidance provides that, for impairment testing purposes, the value of long-term investments, such as FHLBC common stock, is based on the “ultimate recoverability” of the par value of the security rather than impacted by temporary declines in value. Consequently, if events occur that give rise to substantial doubt about the ultimate recoverability of the par value of CIB Marine’s FHLBC common stock, this investment could be deemed to be OTTI, and the impairment loss that CIB Marine would be required to record would cause its earnings to decrease by the amount of the impairment loss.

The creditworthiness of other financial institutions could adversely affect CIB Marine and adversely affect financial markets generally.

The Company’s ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which CIB Marine interacts on a daily basis, and therefore could adversely affect the Company.

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

In the course of its business, CIBM Bank may foreclose on and take title to real estate. As a result, CIB Marine may be subject to environmental liabilities with respect to those properties. CIB Marine may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by such parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances or chemical releases at properties. The costs associated with investigation or remediation activities could be substantial. If CIB Marine becomes subject to significant environmental liabilities, its financial condition and results of operations could be adversely affected.

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

Liquidity risk is the risk that CIB Marine will be unable to meet its obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain funding on a timely basis, at a reasonable cost or within acceptable risk tolerances. Liquidity is required to fund credit obligations to borrowers, withdrawals by depositors, repayment of debt when due or called, operating expenses and capital expenditures, among other things.

Funding sources of CIBM Bank are derived primarily from bank-issued deposits; payments on loans; sale, maturity and prepayment of investment securities; net cash provided from operations; and access to other funding sources, including secured and unsecured borrowings.

CIB Marine’s liquidity can be affected by a variety of factors, including general economic conditions, market disruption, operational problems affecting third parties or CIB Marine, unfavorable pricing, competition, CIB Marine’s credit quality and any regulatory restrictions. In addition, some of the borrowing sources customarily utilized by CIB Marine have been restricted or are unavailable due to CIB Marine’s operating performance and financial condition and could be further restricted.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, or reducing a liability. CIB Marine has established detailed policies and control procedures that are intended to help ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to help ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding CIB Marine’s judgments and the estimates pertaining to these matters, CIB Marine cannot guarantee that it will not be required to adjust accounting policies or restate prior period financial statements. See the “Critical Accounting Policies” in the Management’s Discussion and Analysis Section and Item 8, Note 2, in Part II of this Form 10-K.

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

CIB Marine is from time to time subject to claims and legal actions related to its operations. These claims and legal actions, including supervisory actions by regulators, could involve large monetary claims and significant defense costs. Substantial legal liability or significant regulatory action against CIB Marine could have material adverse financial effects or cause significant reputational harm to it, which in turn, could seriously harm its business prospects. CIB Marine may be exposed to substantial uninsured liabilities, which could affect its results of operations and financial condition.

In the normal course of business, CIB Marine is subject to various legal proceedings and claims. Accordingly, although CIB Marine believes it has made adequate provisions for all current and threatened legal disputes, it may, in the future become involved in legal disputes arising from its relationships with its shareholders, business partners and creditors, or from other sources. Such legal disputes could result in large settlements and/or judgments which could materially impair CIB Marine’s financial condition. In addition, the defense of such proceedings could result in significant expense and the diversion of management’s time and attention from the operation of the business, which could impede CIB Marine’s ability to achieve its business objectives. Some or all of the amount CIB Marine may be required to pay to defend or to satisfy a judgment or settlement of any or all such proceedings may not be covered by insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides information relating to the material real properties owned or leased by CIB Marine as of December 31, 2010.

Location	Owned or Leased	Date Opened or Acquired
Sidney, Illinois	Owned	09/87
Champaign, Illinois	Owned	09/88
Urbana, Illinois	Owned	03/90
Arrowsmith, Illinois	Owned	10/91
Champaign, Illinois (Midtown)	Owned	04/94
Monticello, Illinois	Leased	05/95
Danville, Illinois	Owned	08/95
Peoria, Illinois	Leased	06/10
East Peoria, Illinois	Leased	10/97
Bloomington, Illinois	Owned	10/00
Waukesha, Wisconsin	Leased	06/10
Wauwatosa, Wisconsin	Leased	05/98
Franklin, Wisconsin	Leased	08/00
Indianapolis, Indiana	Leased	09/98
Scottsdale, Arizona	Leased	10/01
Naperville, Illinois	Leased	02/06

None of the properties owned by CIB Marine or CIBM Bank are subject to encumbrances material to the operations of CIB Marine and CIBM Bank. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of its and CIBM Bank’s businesses. During 2010, CIBM Bank closed two branches in Illinois.

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

Supplemental Item. Executive Officers of Registrant.

The following table sets forth the names, ages and positions of all executive officers of CIB Marine at March 1, 2011, the period that each has held positions with CIB Marine and CIBM Bank, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
John P. Hickey, Jr. (63)
Mr. Hickey has served as Chairman of CIB Marine since February 2009; Director of CIB Marine since May 2007; CEO of CIB Marine from March 2007 to January 2011; President of CIB Marine from March 2007 to August, 2010; Chairman of CIBM Bank since February 2009; Director of CIBM Bank since February 2008; President of CIBM Bank from June 2009 to August 2010; CEO of CIBM Bank from June 2006 to January 2011. Director, President and CEO of Marine Bank from April 2006 until its merger with Central Illinois Bank (n/k/a CIBM Bank) in June 2009. Prior to joining CIB Marine, Mr. Hickey was Senior Vice President of Business Banking at Guaranty Bank in 2006.

Charles J. Ponicki (60)
Mr. Ponicki has served as CEO of CIB Marine since January 2011; President of CIB Marine and CIBM Bank since August 2010; Chief Credit Officer (“CCO”) of CIB Marine and CIBM Bank since January 2008; Director of CIBM Bank since August 2010; CCO of Marine Bank from January 2008 until its merger with Central Illinois Bank in June 2009; Executive Vice President of CIB Marine, CIBM Bank and Marine Bank from January 2008 to August 2010, and was Wisconsin Market President of Marine Bank from September 2007 to December 2007. From 2006 to September 2007, Mr. Ponicki provided acquisition sourcing and due diligence, credit policy and governance, and de novo formation consulting services to banks.

Daniel J. Rasmussen (45)
Mr. Rasmussen has served as Executive Vice President, General Counsel and Secretary of CIB Marine CIBM Bank and Marine Bank (until its merger into Central Illinois Bank in June 2010) since April 2005. Mr. Rasmussen was appointed a non-employee Executive Vice President, General Counsel and Secretary of CIB Marine and CIBM Bank through a company owned by him, effective January 1, 2010.

Patrick J. Straka (44)
Mr. Straka has served as CFO of CIB Marine and CIBM Bank since August 2010 and was Executive Vice President, Chief Investment Officer and Economist of CIB Marine CIBM Bank and Marine Bank (until its merger into Central Illinois Bank in June 2010) from February 1999 to August 2010.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Although there is currently no active trading market for shares of CIB Marine’s common stock, the common stock is quoted on the Pink Sheets under the trading symbol “CIBH.PK.” Pink Sheet quotations reflect inter dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. The following table sets forth the high and low sales prices for CIB Marine common stock for the past two years as quoted on the Pink Sheets.

	2010		2009
Fiscal Quarter Ended	High	Low	High	Low
December 31	$0.25	$0.08	$0.03	$0.0050
September 30	0.40	0.05	0.03	0.0002
June 30	0.63	0.12	0.10	0.0010
March 31	0.50	0.05	0.30	0.0050

As of March 21, 2011, there were approximately 1,179 holders of record of CIB Marine common stock.

CIB Marine has not paid cash dividends on its common stock. As a result of its financial position, CIB Marine does not currently have any intentions to pay cash dividends in the foreseeable future. Pursuant to the Written Agreement, CIB Marine cannot declare or pay dividends without first obtaining the consent of the Federal Reserve Bank. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on the CIB Marine Preferred has been paid in full for four consecutive quarters. Moreover, under the Consent Order, CIBM Bank may not declare or pay any dividends to CIB Marine without prior regulatory approval. CIB Marine will periodically evaluate its financial position to determine whether to pay cash dividends in the future.

Except as described below with respect to CIB Marine Preferred, CIB Marine did not sell any of its securities within the past three years which were not registered under the Securities Act of 1933, as amended (“Securities Act”), or repurchase any of its securities during the fourth quarter of 2010.

On December 30, 2009, in accordance with CIB Marine’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code, approximately $107.2 million of high-interest cumulative indebtedness was exchanged for 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred. Each share of the Series B Preferred is convertible into 4,000 shares of CIB Marine’s common stock only upon the consummation of a merger transaction involving the Company. If the Series B Preferred were converted to common at December 31, 2010, an additional 17,504,000 common shares would be issued. On a pro forma basis, such amount would have represented 49% of the total common shares outstanding. The CIB Marine Preferred has no stated redemption date and the holders of CIB Marine Preferred do not have the right to compel the redemption of any or all of the shares. Further, dividends are noncumulative and are only to be paid at such time as a dividend is declared by CIB Marine, at its discretion, subject to regulatory approval. The issuance of the CIB Marine Preferred was exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code and/or Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K.

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$30,290	$39,409	$56,141	$62,694	$61,509
Interest expense	9,269	23,926	34,501	40,067	38,242
Net interest income	21,021	15,483	21,640	22,627	23,267
Provision for (reversal of) loan losses	15,345	27,373	22,063	6,413	(4,384)
Net interest income (loss) after provision for (reversal of) loan losses	5,676	(11,890)	(423)	16,214	27,651
Noninterest income (1)	1,069	1,500	4,366	3,050	3,408
Noninterest expense	23,998	30,994	39,856	34,472	40,997
Loss from continuing operations before income taxes	(17,253)	(41,384)	(35,913)	(15,208)	(9,938)
Income tax expense (benefit)	—	99	320	3	(99)
Net loss from continuing operations	(17,253)	(41,483)	(36,233)	(15,211)	(9,839)
Discontinued operations:
Income from discontinued operations before income taxes	—	711	493	417	660
Income tax expense (benefit)	—	—	(1,341)	(1,023)	99
Net income from discontinued operations	—	711	1,834	1,440	561
Net loss before extraordinary net gain	(17,253)	(40,772)	(34,399)	(13,771)	(9,278)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	54,497	—	—	—
Net income (loss)	$(17,253)	$13,725	$(34,399)	$(13,771)	$(9,278)
Common Share Data
Basic and diluted-loss from continuing operations	$(0.95)	$(2.28)	$(1.98)	$(0.83)	$(0.54)
Net income (loss)	(0.95)	0.75	(1.88)	(0.75)	(0.51)
Dividends	—	—	—	—	—
Book value per share	0.48	1.36	0.81	3.29	3.91
Weighted average shares outstanding-basic	18,127,892	18,217,608	18,333,779	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,127,892	18,313,520	18,333,779	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of company held for disposal	$587,943	$708,686	$905,408	$1,003,936	$993,472
Loans	415,778	470,668	555,207	595,259	522,624
Allowance for loan losses	(14,645)	(16,240)	(19,242)	(20,706)	(20,906)
Securities available for sale	126,878	182,971	280,452	316,321	345,602
Deposits	493,527	589,450	694,632	745,590	739,784
Deposits of branches held for sale	—	—	—	—	55,365
Borrowings, including junior subordinated debentures	22,761	30,572	151,663	159,473	91,510
Stockholders’ equity	68,753	84,695	14,802	60,306	71,613

	At or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except share and per share data)
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	3.21%	1.90%	2.19%	2.39%	2.29%
Net interest spread (3)	2.86	1.49	1.64	1.57	1.59
Noninterest income to average assets (4)	0.14	0.12	0.43	0.31	0.32
Noninterest expense to average assets	3.62	3.77	3.97	3.54	3.90
Efficiency ratio (5)	109.40	188.62	153.26	134.25	153.69
Loss on average assets (6)	(2.60)	(5.04)	(3.61)	(1.56)	(0.94)
Loss on average equity (7)	(21.34)	(2,016.67)	(84.32)	(22.21)	(13.56)
Asset Quality Ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	9.37%	10.97%	2.90%	3.18%	4.24%
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total asset (8)	7.53	7.40	1.89	2.02	2.24
Allowance for loan losses to total loans	3.52	3.45	3.47	3.48	4.00
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	37.58	31.45	119.43	109.37	94.37
Net charge-offs (recoveries) to average loans	3.90	5.82	3.90	1.14	(0.08)
Capital Ratios:
Total equity to total continuing assets	11.69%	11.95%	1.63%	6.01%	7.21%
Total risk-based capital ratio	15.47	16.51	10.04	17.26	20.95
Tier 1 risk-based capital ratio	14.20	15.24	5.02	10.62	14.32
Leverage capital ratio	11.80	12.08	3.58	7.92	9.51
Other Data:
Number of employees (full-time equivalent)	145	165	197	258	301
Number of banking facilities	15	17	18	25	30

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.2 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. There were no pretax gains on investment securities in 2008, 2007 and 2006.

(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and, for all years presented, no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If 2010, 2009, 2008, 2007 and 2006 had been shown on a tax-equivalent basis at an effective rate of 35%, the net interest margin would have been 3.21%, 1.95%, 2.20%, 2.43% and 2.34%, respectively.

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

Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See Note 2 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances that it is maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

CIB Marine evaluates certain commercial, commercial real estate and construction and development loans individually for impairment as required by the FASB. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction and development loans over $350,000 and all troubled debt restructured loans (“TDR”) by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. The specific reserve is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date. The carrying value of the loan reflects reductions, if any, from prior charge-offs. The purchased home equity pool loans are evaluated based on historical charge-off data, past due information, and other environmental factors concerning the real estate market. CIB Marine’s policy is to charge-off these loans once they become 90 days or more past due. Loans, including all other residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned credit risk grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.

The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans collectively evaluated for impairment are added together for a total estimate of loan losses. The estimate of losses for groups of loans includes an assessment of a range of likely loss outcomes and the most likely outcome is used. This total estimate of loan losses is compared to the allowance for loan losses of CIBM Bank as of the evaluation date. If the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the allowance would be reduced. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used to estimate loan losses. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which may be material to the consolidated financial statements.

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

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 21 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 4 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

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

Due to the significant losses from continuing operations incurred in 2006 through 2010, management has determined that it is not more likely than not that the entire net deferred tax asset of $74.0 million at December 31, 2010, which includes the entire net deferred tax asset of companies held for sale or disposal of $3.4 million, will be realized. Therefore, a valuation allowance for the entire amount has been established, including net deferred tax assets of companies held for sale or disposal.

INTRODUCTION

The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2010 and 2009, and its changes in financial condition and results of operations for the three years ended December 31, 2010, 2009 and 2008. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

Operating Results

In 2010 CIB Marine reported a net loss of $17.3 million compared to net income of $13.7 million in 2009 and a net loss of $34.4 million in 2008. The $13.7 million net income reported in 2009 included a $54.5 million extraordinary gain, net of amortization and reorganization costs, on the extinguishment of its Debentures. Excluding this extraordinary net gain, CIB Marine would have reported a net loss of $40.8 million for 2009. Net loss from continuing operations was $17.3 million, $41.5 million and $36.2 million for 2010, 2009 and 2008, respectively. Net income from discontinued operations was $0.7 million in 2009 and $1.8 million in 2008. There was no net income from discontinued operations in 2010.

2010 Compared With 2009 Operating Results

Net loss from continuing operations decreased $24.2 million during 2010 compared to 2009. The decrease was primarily due to a $5.5 million increase in net interest income, a $12.0 million decrease in the provision for loan losses, and a $7.0 million decrease in noninterest expense. The increase in net interest income between the periods is primarily attributable to the elimination of interest expense on the Debentures. The 2010 reduction in the provision for loan losses was driven by a $13.4 million decrease in net charge-offs during 2010 compared to 2009. The $7.0 million decrease in noninterest expense between 2010 and 2009 was primarily the result of decreased compensation and employee benefits, lower professional services costs and reduced write down and losses on assets.

2009 Compared With 2008 Operating Results

Excluding the 2009 extraordinary net gain, the $5.3 million increase in net loss from continuing operations was primarily due to a $6.1 million reduction in net interest income, a $5.3 million increase in the provision for loan losses and a $2.9 million decrease in noninterest income reflecting the impact of the 2008 gain recognized on the sale of the deposits of CIB Marine’s Florida banking subsidiary, offset by a $8.9 million reduction in noninterest expense. The reduction in net interest income between the periods is primarily attributable to a reduction in interest-earning assets. The change in the provision for loan losses was driven by a $6.7 million increase in net charge-offs during 2009 compared to 2008. The $8.9 million decrease in noninterest expense reflected the impact in 2008 of $3.4 million in litigation expense, a $3.4 million reduction in compensation and employee benefit expense during 2009 due to fewer full-time employees, offset by additional FDIC expense of $1.1 million.

Net Interest Income

Net interest income is the most significant component of CIB Marine’s earnings. Net interest income is the difference between interest earned on interest-earning assets and interest paid on deposits and other borrowed funds. Net interest margin is this difference expressed as a percentage of average interest-earning assets. The amount of CIB Marine’s net interest income is affected by several factors, including interest rates and the volume and relative mix of interest-earning assets and interest-bearing liabilities. Although CIB Marine can control certain of these factors, others, such as the general level of credit demand, fiscal policy and FRB monetary policy, are beyond CIB Marine’s control.

The following table sets forth information regarding average balances, interest income, or interest expense, and the average rates earned or paid for each of CIB Marine’s major asset, liability and stockholders’ equity categories. Interest income on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred. There were no tax-exempt loans in 2010, 2009 or 2008. See Note 20 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K for additional information.

	Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities available for sale:
Taxable (1)	$156,804	$7,854	5.01%	$223,066	$11,950	5.36%	$310,096	$16,128	5.20%
Tax-exempt (2)	218	11	5.05	299	15	5.02	785	41	5.22
Total securities available for sale	157,022	7,865	5.01	223,365	11,965	5.36	310,881	16,169	5.20
Loans held for sale (1)	9,098	410	4.51	5,019	30	0.60	1,406	19	1.35
Loans (1)(3):
Commercial	58,468	2,868	4.91	77,068	3,916	5.08	77,938	4,503	5.78
Commercial real estate (4)	288,080	13,321	4.62	335,283	16,517	4.93	402,029	25,307	6.29
Consumer	87,957	5,722	6.51	109,367	6,728	6.15	126,506	8,801	6.96
Total loans	434,505	21,911	5.04	521,718	27,161	5.21	606,473	38,611	6.37
Federal funds sold, reverse repo and interest-bearing due from banks	42,926	104	0.24	54,446	253	0.46	57,090	1,312	2.30
Federal Home Loan Bank stock	11,555	—	—	11,555	—	—	12,047	30	0.25
Total interest-earning assets	655,106	30,290	4.62	816,103	39,409	4.83	987,897	56,141	5.68

Noninterest-earning assets:
Cash and due from banks	9,389			9,750			15,918
Premises and equipment (5)	5,137			5,409			7,590
Allowance for loan losses (5)	(15,207)			(18,244)			(21,426)
Receivables from sale of stock	—			(13)			(68)
Accrued interest receivable and other assets (5)	8,535			9,587			14,759
Total noninterest-earning assets	7,854			6,489			16,773
Total assets	$662,960			$822,592			$1,004,670

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$32,480	$101	0.31%	$32,010	$109	0.34%	$36,981	$266	0.72%
Money market	118,410	1,139	0.96	113,909	1,404	1.23	143,149	3,276	2.29
Other savings deposits	9,552	19	0.20	8,465	18	0.21	12,112	99	0.82
Time deposits (4)	343,751	7,433	2.16	459,013	15,071	3.28	473,707	19,102	4.03
Total interest-bearing deposits(5)	504,193	8,692	1.72	613,397	16,602	2.71	665,949	22,743	3.42
Borrowings-short-term	9,652	30	0.31	19,892	123	0.62	108,054	2,097	1.94
Borrowings-long-term	13,071	547	4.18	22,307	917	4.11	17,738	774	4.36
Junior subordinated debentures	—	—	—	61,518	6,284	10.21	61,857	8,887	14.37
Total borrowed funds	22,723	577	2.54	103,717	7,324	7.06	187,649	11,758	6.27
Total interest-bearing liabilities	526,916	9,269	1.76	717,114	23,926	3.34	853,598	34,501	4.04
Noninterest-bearing demand deposits(5)	51,046			55,133			65,374
Accrued interest and other liabilities (5)	4,142			48,288			42,725
Stockholders’ equity	80,856			2,057			42,973
Total liabilities and stockholders’ equity	$662,960			$822,592			$1,004,670
Net interest income and net interest spread (1)(6)		$21,021	2.86%		$15,483	1.49%		$21,640	1.64%
Net interest-earning assets	$128,190			$98,989			$134,299
Net interest margin (1)(7)			3.21%			1.90%			2.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.24			1.14			1.16

(1)	Balance totals include respective nonaccrual assets.
(2)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2010, 2009 and 2008 no U.S. federal or state loss carryback potential remains. Accordingly, 2010, 2009 and 2008 are not presented on a tax-equivalent basis. If 2010, 2009 and 2008 had been shown on a tax-equivalent basis at an effective rate of 35%, the net interest margin would have been 3.21%, 1.95% and 2.20%, respectively.

(3)	Interest earned on loans includes amortized loan fees of $(0.06) million, $0.02 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(4)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.
(5)	2008 includes fixed assets and deposits of branches held for sale or sold during 2008.
(6)	Net interest rate spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(7)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income increased $5.5 million from $15.5 million in 2009 to $21.0 million in 2010. The increase was the result of the elimination of interest expense on the Debentures. In addition, although average earning assets declined during 2010, CIB Marine was able to reduce average balances of interest-bearing deposits and reduce the cost of those deposits substantially.

Net interest income decreased $6.1 million from $21.6 million in 2008 to $15.5 million in 2009. The decrease in net interest income was primarily driven by an overall reduction in earning assets and rising nonperforming assets. The volumes of interest-earning assets declined $171.8 million while interest-bearing liabilities declined $136.5 million, and nonperforming assets increased from $18.1 million to $58.7 million between December 31, 2008 and December 31, 2009. In addition, for the year ended December 31, 2009 compared to 2008, lower yielding federal funds sold and interest-bearing bank deposits increased as a proportion of interest-earning assets.

CIB Marine has developed various strategies to improve net interest income, including attracting new commercial banking relationships, reducing nonperforming assets, reducing interest costs by improving the compositions of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy to do so, and adjusting deposit interest rates, which often lag key banking indices when those indices change rapidly.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 (2)				Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (2)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(3,361)	$(735)	$(4,096)	(34.3)%	$(4,649)	$471	$(4,178)	(25.9)%
Securities-tax-exempt (1)	(4)	—	(4)	(26.7)	(24)	(2)	(26)	(63.4)
Total securities	(3,365)	(735)	(4,100)	(34.3)	(4,673)	469	(4,204)	(26.0)
Loans held for sale	42	338	380	1,266.7	27	(16)	11	57.9
Commercial	(916)	(132)	(1,048)	(26.8)	(49)	(538)	(587)	(13.0)
Commercial real estate	(2,226)	(970)	(3,196)	(19.3)	(3,806)	(4,984)	(8,790)	(34.7)
Consumer	(1,376)	370	(1,006)	(15.0)	(1,118)	(955)	(2,073)	(23.6)
Total loans (including fees)	(4,518)	(732)	(5,250)	(19.3)	(4,973)	(6,477)	(11,450)	(29.7)
Federal funds sold, reverse repo and interest-bearing due from banks	(46)	(103)	(149)	(58.9)	(58)	(1,001)	(1,059)	(80.7)
Federal Home Loan Bank stock	—	—	—	—	—	(30)	(30)	(100.0)
Total interest income (1)	(7,887)	(1,232)	(9,119)	(23.1)	(9,677)	(7,055)	(16,732)	(29.8)
Interest Expense
Interest-bearing demand deposits	2	(10)	(8)	(7.3)	(32)	(125)	(157)	(59.0)
Money market	53	(318)	(265)	(18.9)	(574)	(1,298)	(1,872)	(57.1)
Other savings deposits	2	(1)	1	5.6	(24)	(57)	(81)	(81.8)
Time deposits	(3,236)	(4,402)	(7,638)	(50.7)	(577)	(3,454)	(4,031)	(21.1)
Total deposits	(3,179)	(4,731)	(7,910)	(47.6)	(1,207)	(4,934)	(6,141)	(27.0)
Borrowings-short-term	(47)	(46)	(93)	(75.6)	(1,076)	(898)	(1,974)	(94.1)
Borrowings-long-term	(387)	17	(370)	(40.3)	190	(47)	143	18.5
Junior subordinated debentures	(6,284)	—	(6,284)	(100.0)	(49)	(2,554)	(2,603)	(29.3)
Total borrowed funds	(6,718)	(29)	(6,747)	(92.1)	(935)	(3,499)	(4,434)	(37.7)
Total interest expense	(9,897)	(4,760)	(14,657)	(61.3)	(2,142)	(8,433)	(10,575)	(30.7)
Net interest income (1)	$2,010	$3,528	$5,538	(35.8)%	$(7,535)	$1,378	$(6,157)	(28.5)%

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred, and at December 31, 2010, 2009 and 2008 no U.S. federal or state loss carryback potential remains. Accordingly, 2010, 2009 and 2008 are not presented on a tax-equivalent basis.

(2)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Interest Income

Total interest income decreased $9.1 million, or 23.1%, from $39.4 million in 2009 to $30.3 million in 2010. The decline in interest-earning assets volume caused a $7.9 million decrease in interest income, with $4.5 million and $3.4 million from declines in loan and investment volumes, respectively. In addition, $1.2 million of the reduction in interest income was attributable to lower average yields in interest-earning assets, the result of an extended low interest rate environment and elevated nonaccrual loans.

Total interest income decreased $16.7 million, or 29.8%, from $56.1 million in 2008 to $39.4 million in 2009. The decline in interest-earning assets volume caused a $9.7 million decrease in interest income, with $5.0 million and $4.7 million decrease from a decline in loans and investment security volumes, respectively. In addition, $7.1 million of the decrease in interest income was attributable to lower average yields on loans, the result of a lower interest rate environment, an increase in nonaccrual loans and an increase in the proportion of lower yielding federal funds sold, reverse repurchase agreement transactions and interest-bearing due from balances to total interest-earning assets.

Interest Expense

Total interest expense decreased $14.7 million from $23.9 million in 2009 to $9.2 million in 2010. A decline of $7.9 million in interest expense was attributable to the reduction in interest cost of deposits, with $4.7 million attributable to a 99 basis point decrease in the average cost of interest-bearing deposits and $3.2 million due to a reduction in time deposit volumes. In addition, $6.3 million of the reduction in interest expense was attributable to the elimination of interest on the Debentures.

Total interest expense decreased $10.6 million from $34.5 million in 2008 to $23.9 million in 2009. A decline of $8.4 million in interest expense was attributable to the 70 basis point decrease in the average cost of interest-bearing liabilities resulting from a 70 basis point decline in the average cost of interest-bearing deposits, reflecting the repricing of deposits in a lower rate environment. The remaining $2.1 million of the decline in interest expense was due to a decline in average interest-bearing liabilities. Interest expense on the Debentures declined $2.6 million from $8.9 million in 2008 to $6.3 million in 2009 due to the restructuring and represented 26.3% and 25.8% of total interest expense during 2009 and 2008, respectively.

Net Interest Margin/Net Interest Spread

CIB Marine’s net interest margin increased 131 basis points to 3.21% during 2010 from 1.90% during 2009, and its net interest spread increased 137 basis points during the same period. The net interest margin for 2009 would have been 2.67% if the interest expense on Debentures was excluded, showing the improvement in net interest margin absent the improvement related to the elimination of the Debentures. The improvements are largely attributable to higher total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in time deposits and the elimination of the Debentures, improving the mix of liabilities towards low average interest cost liabilities. The average yield on earning assets declined by 21 basis points and the average cost of deposits declined by 99 basis points over the twelve months. The net interest margin continues to be adversely affected by the elevated levels of both nonaccrual loans and highly liquid asset holdings in the category federal funds sold, reverse repo and interest-bearing due from banks comprised primarily of balances held at the Federal Reserve Bank and paying 0.25%.

CIB Marine’s net interest margin declined by 29 basis points during 2009 compared to 2008, and its net interest spread declined by 15 basis points during the same period. The average yield on interest-earning assets declined by 85 basis points and the average cost of deposits declined by 71 basis points over the twelve months. The declines are largely attributable to (1) lower total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in total loan and total securities average volumes; (2) the increase in nonaccrual loans, (3) the increase in average volumes of federal funds sold and interest-bearing bank deposits relative to interest-earning assets, and (4) the increase in the high cost Debentures as a proportion of total interest-bearing liabilities. The net interest margin declined by more than the net interest spread due to lower earning asset yields funded by noninterest-bearing liabilities and capital.

Provision for Loan Losses

The provision for loan losses represents a charge to earnings taken to maintain the adequacy of the allowance for loan losses. The provision for loan losses was $15.3 million during 2010 compared to $27.4 million and $22.1 million during 2009 and 2008, respectively.

The provision for loan losses continues to be adversely affected by the deteriorated conditions for real estate and in particular for the following loan portfolio segments: construction and development loans, commercial real estate loans and purchased home equity loan pools. During 2010, commercial real estate markets continued to show signs of stress and deterioration contributing to elevated levels of charge-offs and provisions. The provision for construction and development loans was $6.8 million, or an increase of $0.6 million over the 2009 level. The provision for loan losses related to the commercial real estate portfolio was $4.7 million in 2010, or $2.5 million lower than in 2009.

Provisions for purchased home equity loan pools recorded during 2010, 2009 and 2008 were $2.7 million, $10.8 million and $11.3 million, respectively. During 2010, $4.2 million of these loans were net charge-offs compared to $11.5 million and $12.1 million during 2009 and 2008, respectively.

The provision for loan losses is predominantly a function of CIB Marine’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses which include, but are not limited to, volume and character of loans outstanding, changes in levels and trends of impaired loans, other nonaccrual loans and delinquencies, historical losses and related migration analysis on each portfolio segment, the risk inherent in specific loans, expected loan repayments, concentrations of loans to specific borrowers or industries, existing national and local economic conditions, the fair value of underlying collateral on individual loans, and other relevant environmental or other factors which could affect potential credit losses. See additional discussion within this Management’s Discussion and Analysis under sections, “Loans,” “Credit Procedures and Review,” “Allowance for Loan Losses,” “Nonperforming Assets, Restructured Loans and Loans 90 Days or More Past Due and Still Accruing,” “Potential Problem Loans” and “Other Real Estate Owned.”

Noninterest Income

Noninterest income decreased $0.4 million from $1.5 million for the year ended December 31, 2009 to $1.1 million for the year ended December 31, 2010. The decrease was primarily due to a $0.4 million decrease in gain on sale of securities, $0.2 million increase in OTTI expense and $0.1 million decrease in deposit service charges, all offset by a $0.3 million increase in gain on sale of assets.

Noninterest income decreased $2.9 million from $4.4 million for the year ended December 31, 2008 to $1.5 million for the year ended December 31, 2009. The decrease was primarily due to a $4.1 million gain CIB Marine recognized during 2008 related primarily to the sale of all of the branches and substantially all of the loans and deposits of its Florida banking subsidiary, with no comparable gain recognized in 2009. This was offset by a decrease of $1.4 million in OTTI from December 31, 2008 to December 31, 2009.

Noninterest Expense

Total noninterest expense decreased $7.0 million, or 22.6%, from $31.0 million in 2009, to $24.0 million in 2010. The decrease was primarily the result of the following:

•
Compensation and employee benefits decreased $2.8 million, or 21.4%, during 2010 compared to 2009, primarily due to decreased payroll expense, bonuses, group health insurance and a reversal of stock option expense. The total number of full-time equivalent employees decreased from 165 at December 31, 2009 to 145 at December 31, 2010.

•
Professional services costs decreased $1.8 million, or 46.1%, during 2010 compared to 2009 primarily due to the completion of the restructuring during 2009, which resulted in lower legal and accounting costs during 2010.

•
Write down of assets was $1.8 million for 2010, primarily the result of a $0.4 million write down of OREO, a $1.2 million write down of loans held for sale, and a $0.2 million write down of fixed assets related to branch closures.

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

•
Equipment and occupancy expense together decreased $1.0 million, or 22.3%, during 2009 compared to 2008, primarily due to the sale of CIB Marine’s Florida banking subsidiary during the third quarter of 2008.

•	A litigation reserve of $3.4 million was recorded and paid in 2008. There was no litigation reserve in 2009.
•
FDIC deposit insurance expense was $1.8 million for 2009 compared to $0.7 million for 2008. The FDIC changed its rate structure in December 2008 to generally increase premiums effective for assessments in the first quarter of 2009. Further, the FDIC imposed a special one-time assessment against all financial institutions, payable in the third quarter of 2009 of $0.4 million.

•
Write down of assets was $3.4 million for 2009 primarily as a result of a $0.6 million write down of OREO during 2009, the write down of $1.8 million of loans held for sale, and a $0.3 million write down of fixed assets.

Income Taxes

The 2008 through 2010 financial statements recognize no tax benefit on the consolidated net operating losses for continuing operations due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not. In 2009, $0.1 million of state tax expense was recognized in connection with the resolution of various state tax disputes. The continuing operations income tax benefits for 2008 consisted primarily of the allocation of taxes in accordance with tax sharing agreements with companies included in discontinued operations that would have been payable had it not been for the losses from continuing operations included in CIB Marine’s consolidated returns.

In connection with the Company’s emergence from Chapter 11 bankruptcy, the then available tax attributes, including federal and state carryforwards, were reduced by the amount of the cancellation of indebtedness income realized. The remaining unutilized federal and state capital loss carryforwards expired at December 31, 2009. The realization of the remaining tax attributes, including net operating loss carryforwards is further limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually, with the applicable state taxing authorities generally following the federal rules. Together these factors reduced the federal carryforwards available to CIB Marine at December 31, 2009 to approximately $44 million, while the available state carryforwards and expiration dates vary by jurisdiction. The net operating loss carryforwards will expire in varying amounts through 2029. In addition, CIB Marine incurred federal and state net operating losses of approximately $17 million for the year ended December 31, 2010. These federal losses expire in 2030 and are available to offset future taxable income without limitation.

In December 2008, CIB Marine reached a settlement agreement with the Illinois Department of Revenue (“ILDOR”) regarding its tax exposure related to CIB Marine’s investment in a Real Estate Investment Trust (“REIT”). Under the agreement, ILDOR agreed to accept a $0.5 million payment from CIB Marine as settlement in full of any and all open issues, including without limitation, all issues pertaining to the formation and operation of the REIT, causing or contributing to any alleged deficiencies, including all applicable taxes, penalties and interest. As a result of this agreement, CIB Marine reversed in 2008 the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense.

In February 2010, the Wisconsin Department of Revenue (“WDOR”) agreed to accept a $0.2 million payment in full settlement of all open issues of CIB Marine’s Wisconsin subsidiary bank, thereby settling the last known tax exposure as identified by CIB Marine. At December 31, 2010, the Company had no unrecognized tax benefits recorded.

CIB Marine files income tax returns in the U.S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2007, and state tax authorities for years before 2006.

FINANCIAL CONDITION

Overview

In 2010, CIB Marine and CIBM Bank employed various strategies to reduce and deleverage its balance sheet and maintain its regulatory capital ratios. In addition to securities available for sale being reduced by $56.1 million during 2010, total loans also decreased $54.9 million during the year. Total liabilities declined by $104.9 million during 2010, primarily due to the reductions in time deposits of $125.8 million partially offset by increased balances in non-maturing deposits.

On December 30, 2009, pursuant to the terms of the Confirmation Order and the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest indebtedness comprising $61.9 million principal and $45.3 million of accrued interest, for shares of CIB Marine Preferred valued at $51 million.

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

The amortized cost, fair value adjustment and yield of CIB Marine’s securities are set forth in the following table.

	At December 31, (1)
	2010		2009		2008
	Amount	Yield to Maturity	Amount	Yield to Maturity	Amount	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$12,527	4.72%	$18,588	4.70%	$44,835	4.62%
States and political subdivisions	29,306	5.27	30,126	5.26	30,236	5.26
Trust preferred collateralized debt obligations	8,359	0.93	8,535	0.88	8,662	2.63
Other debt obligations	150	1.00	150	1.21	350	3.07
Corporate commercial paper	—	—	—	—	4,800	1.25
Residential mortgage-backed securities (agencies)	43,106	4.50	67,697	4.86	107,194	5.37
Residential mortgage-backed securities (non-agencies (2))	38,078	5.19	63,103	5.64	93,428	5.76
Total securities before market value adjustment	131,526	4.66%	188,199	4.99%	289,505	5.22%
Equity security	—	—	955	—	955	—
Available for sale unrealized loss	(4,648)		(6,183)		(10,008)
Total securities available for sale	$126,878		$182,971		$280,452

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred. Accordingly, 2010, 2009 and 2008 are not presented on a tax-equivalent basis.

(2)	Residential mortgage-backed securities (non-agencies) comprise non-agency mortgage-backed securities and collateralized mortgage obligations secured by residential real estate.

Total securities available for sale at December 31, 2010 were $126.9 million, a decrease of $56.1 million, or 30.7%, from $183.0 million at December 31, 2009. The decrease was primarily due to prepayments, repayments, maturities and sales from the existing portfolio, the proceeds of which were used predominantly to pay down borrowings and time deposits. In addition, at the CIB Marine parent company, marketable equity securities with a cost basis of $1.0 million were sold during 2010 for a gain of $0.2 million.

At December 31, 2010, 10.2% of the securities portfolio consisted of U.S. government agency securities, 64.1% of mortgage-backed securities and 23.2% of obligations of states and political subdivisions compared to 10.7%, 69.9% and 16.8% at December 31, 2009, respectively. The ratio of total securities to total assets was 21.5% and 25.8% at December 31, 2010 and 2009, respectively.

Securities available for sale with a carrying value of $74.1 million and $132.3 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, FHLBC advances, repurchase agreements, federal reserve discount window, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

For those securities with fair value less than cost at December 31, 2010, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI, except for the following: (1) six residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.3 million credit-related OTTI recognized during 2009 and $0.5 million recognized during 2010, and (2) two trust preferred collateralized debt obligations with $0.1 million credit-related OTTI recognized during 2009 and $0.1 million recognized during 2010.

For more information regarding securities and OTTI see Note 4 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K for additional information.

The following table presents the maturities and weighted average yields of securities at December 31, 2010.

	At December 31, 2010 (1)
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$5,496	4.89%	$7,031	4.59%	$—	—%	$—	—%	$12,527	4.72%
States and political subdivisions	82	4.96	9,201	4.98	15,545	5.28	4,478	5.80	29,306	5.27
Trust preferred collateralized debt obligations	—	—	—	—	—	—	8,359	0.93	8,359	0.93
Other debt obligations	—	—	150	1.00	—	—	—	—	150	1.00
Residential mortgage-backed securities (agencies)	—	—	2,047	4.62	12,088	4.59	28,971	4.46	43,106	4.50
Residential mortgage-backed securities (non-agencies)	—	—	—	—	8,168	4.71	29,910	5.32	38,078	5.19
Total securities before market value adjustment	$5,578	4.89%	$18,429	4.76%	$35,801	4.92%	$71,718	4.49%	$131,526	4.66%
Available for sale unrealized loss									(4,648)
Total securities available for sale									$126,878

(1)
In the future, CIB Marine does not expect to realize all of the tax benefits associated with tax-exempt assets due to substantial losses it has incurred. Accordingly, 2010 is not presented on a tax-equivalent basis.

Loans Held for Sale

Following the sale of CIB Marine’s Florida banking subsidiary in 2008, the unsold loans remained part of the portfolio of CIB Marine. During 2009, CIB Marine management transferred $10.1 million of these loans to loans held for sale and, accordingly, charged-off $3.9 million to the allowance for loan losses to reflect their estimated fair value as loans held for sale. CIB Marine is using a variety of methods to sell these loans in an effort to increase its cash balances. During 2010, CIB Marine sold loans totaling $13.6 million and transferred another $4.7 million from loans to loans held for sale. At December 31, 2010 and 2009, loans held for sale were $6.6 million and $13.5 million, respectively. At December 31, 2010, $1.1 million of loans held for sale were on nonaccrual status.

Loans

General

CIB Marine offers a broad range of loan products, including commercial loans, commercial real estate loans, construction and development loans, residential real estate loans, and various types of consumer loans. CIB Marine’s underwriting standards, as contained within its loan policy, are based on the general assumption that the primary source of repayment should be the regular operating cash flows of the borrower, the secondary source should be the global cash flow of the guarantor(s), if applicable, and the tertiary source should be the liquidation and disposition of collateral. Under the current policies of CIB Marine, exceptions to this policy are permitted with the approval of the Executive Loan Committee, the CCO or certain credit administration officers depending on the level of credit authority granted to such individuals. Exceptions to the policy have, in the past, been approved by the loan committee of CIBM Bank.

Loans, net of the allowance for loan losses, were $401.1 million at December 31, 2010, a decrease of $53.3 million, or 11.7%, from $454.4 million at December 31, 2009, and represented 68.1% and 64.0% of CIB Marine’s total assets at December 31, 2010 and 2009, respectively. The decrease in loans from December 31, 2009 to December 31, 2010 was primarily in the commercial and home equity loan categories, predominantly reflecting repayments, collections and, to a lesser extent, the impact of charge-offs.

CIB Marine has no agreements to acquire any loan pools or portfolios, home equity or other, from other parties at this time. As a community bank in the markets it serves, CIB Marine may buy or participate in (or sell in whole or part) individual loans from (or to) other lenders, but only on a loan-by-loan basis where CIB Marine determines compliance with CIB Marine’s loan and acquisition policies prior to acquiring such loans.

The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	At December 31,
	2010		2009		2008		2007		2006
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$53,971	13.0%	$71,921	15.3%	$75,289	13.6%	$63,046	10.6%	$49,777	9.5%
Commercial real estate	240,491	58.0	243,811	51.9	258,881	46.8	258,265	43.5	282,233	54.0
Construction and development	35,816	8.6	49,795	10.7	86,909	15.7	139,663	23.5	111,040	21.3
Residential real estate	16,005	3.9	19,322	4.1	26,110	4.7	20,938	3.5	19,125	3.7
Home equity	38,896	9.4	46,778	9.9	51,099	9.3	35,470	6.0	12,483	2.4
Purchased home equity pools	26,975	6.5	35,054	7.5	52,154	9.4	73,016	12.3	45,507	8.7
Other consumer	2,620	0.6	2,701	0.6	2,990	0.5	3,241	0.6	2,363	0.4
Receivables from sale of stock	—	—	—	—	(51)	(0.0)	(121)	(0.0)	(151)	(0.0)
Gross loans	414,774	100.0%	469,382	100.0%	553,381	100.0%	593,518	100.0%	522,377	100.0%
Deferred loan costs	1,004		1,286		1,826		1,741		247
Total loans	415,778		470,668		555,207		595,259		522,624
Allowance for loan losses	(14,645)		(16,240)		(19,242)		(20,706)		(20,906)
Net loans	$401,133		$454,428		$535,965		$574,553		$501,718

Commercial Loans

At December 31, 2010, commercial loans totaled $54.0 million and represented 13.0% of gross loans, a decrease of $18.0 million, or 25.0%, from the prior year end. Commercial loans consist of loans to small and medium-sized businesses in a wide variety of industries, including wholesalers, manufacturers and business service companies. CIB Marine provides a broad range of commercial loans, including lines of credit for working capital purposes, accounts receivable and inventory financing, and term notes for the acquisition of equipment and for other purposes. In general, commercial loans are collateralized by inventory, accounts receivable, equipment, real estate and other commercial assets, and may be supported by other credit enhancements, such as personal and corporate guarantees on these borrowings. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates. The majority of these borrowers are commercial customers doing business within our geographic regions.

Commercial Real Estate Loans

At December 31, 2010, commercial real estate loans totaled $240.5 million and represented 58.0% of gross loans. Commercial real estate loans are made to finance commercial properties such as office buildings, multi-family residences, motels, strip malls, warehouses and other commercial properties for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

Construction and Development Loans

At December 31, 2010, construction and development loans totaled $35.8 million and represented 8.6% of gross loans, a decrease of $14.0 million, or 28.1%, from the prior year end. Construction and development loans include loans for the construction of office buildings, multi-family residences, motels, strip malls, warehouses, and other commercial real estate projects. Prior to approving construction financing, CIB Marine generally requires that permanent financing for the project has been approved by CIB Marine or a nonaffiliated third party, or there is a significant number of pre-sold units or pre-leased units (depending on project type) to evidence the economic viability of the project. These loans are typically secured by the real estate on which the project is being constructed, and generally require that the principal amount of the loan be no more than the lesser of 80% of the project’s appraised value upon completion or 100% of the estimated construction costs. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Generally, site inspections and various affidavits and statements are required before a draw on the loan is disbursed. Construction and development loans are made at both fixed and variable interest rates.

Residential Real Estate, Home Equity and Other Consumer Loans

At December 31, 2010, residential real estate loans not held for sale totaled $16.0 million and represented 3.9% of gross loans, compared to $19.3 million, or 4.1%, at December 31, 2009. Residential real estate loans include first lien mortgage loans for the purchase and refinance of one-to-four family residential properties used as primary or secondary residences or as rental properties. Loans are made at both fixed and adjustable rates. CIB Marine’s underwriting standards generally require the loan-to-value (“LTV”) to be 80% or less, borrower debt-to-income ratio to be 40% or less without certain compensating factors, borrower’s proof of income and employment to be provided and verified, borrower’s credit record to be free of derogatory credit experience in the past twelve months and their Fair Isaac Corporation (“FICO”) score to be 650 or higher. Terms to lend are generally less favorable the weaker the borrower’s credit standing.

CIB Marine also offers a variety of other types of consumer loans, including installment, home equity and credit card loans. These other consumer loans totaled $41.5 million at December 31, 2010 and represented 10% of gross loans, compared to $49.5 million and 10.5%, respectively, at December 31, 2009.

Home equity lending includes both home equity loans and lines-of-credit. This type of lending, which is secured by a first or second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. CIB Marine actively manages the amount of credit extended through formal debt-to-income policies and LTV maximums.

Purchased Home Equity Pools

During 2007, CIB Marine purchased a $48.2 million closed-end pool of fixed rate second lien home equity loans from Residential Funding Corporation, a division of General Motors Acceptance Corporation. At the purchase date, the purchased pool included 965 loans with a weighted average yield of 10.0%, term to maturity of 17.5 years, LTV ratio of 94%, borrower debt service-to-income ratio of 40%, and FICO score of 709. During 2006, CIB Marine purchased a $47.8 million pool of fixed rate second lien home equity loans from Residential Funding Corporation. At the purchase date, the purchased the pool consisted of 989 loans with a weighted average yield of 9.5%, term to maturity of 17.3 years, LTV ratio of 91%, borrower debt service-to-income ratios of 39% and FICO score of 713. The purchased home equity pools totaled $27.0 million at December 31, 2010 compared to $35.1 million at December 31, 2009. The allowance for loan losses for the home equity loan pools was $2.3 million or 8.7% of remaining balances at December 31, 2010, and $3.9 million or 11.0% of remaining balances at December 31, 2009. The reduction between periods was related to the charge-offs against those December 31, 2009 reserves and a decline in outstanding balances, as well as improved trends in the level and rates of net charge-offs of loans in the pools relative to December 31, 2009. At December 31, 2010 and 2009 the amount of loans past due 30 to 89 days and still accruing interest was $0.8 million and $1.2 million, respectively.

Loan Maturities

The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2010. Maturities are based upon contractual terms of the underlying loans and amounts exclude assets of companies held for sale.

	At December 31, 2010
	1 year and less	1 to 5 Years	Over 5 years	Total
	(Dollars in thousands)
Commercial	$30,715	$22,208	$1,048	$53,971
Commercial real estate	46,931	166,667	26,893	240,491
Construction and development	28,934	6,688	194	35,816
Residential real estate	3,535	3,355	9,115	16,005
Home equity	3,513	12,988	22,395	38,896
Purchased home equity pools	—	—	26,975	26,975
Other consumer	1,220	1,325	75	2,620
Total gross loans	$114,848	$213,231	$86,695	$414,774
Sensitivity to changes in interest rates
Fixed rates	52,930	161,848	57,969	272,747
Variable rates	61,918	51,383	28,726	142,027
Total gross loans	$114,848	$213,231	$86,695	$414,774

Credit Concentrations

At December 31, 2010 and 2009, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At December 31, 2010 and 2009, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
December 31, 2010
Real estate, rental & leasing	$180.0	43%	262%
Construction	37.0	9	54
Health care & social assistance	28.3	7	41
Accommodation & food services	24.6	6	36

December 31, 2009
Real estate, rental & leasing	$181.3	39%	214%
Construction	63.9	14	75
Health care & social assistance	41.1	9	47
Accommodation & food services	22.9	5	26

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

Credit risk within the loan portfolio is inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

Loan Underwriting. The underwriting standards contained within CIB Marine’s loan policy address various aspects of the lending function, including an analysis of a borrower’s ability to repay, collateral requirements, LTV ratios, appraisals and personal guarantees. CIB Marine’s underwriting standards are based on the assumption that the principal source of repayment should be the regular operating cash flows of the borrower, the secondary source should be the global cash flow and liquidity support from the guarantor(s), if applicable, and the tertiary source should be the liquidation and disposition of collateral. The extent to which collateral is required for a loan is determined by the loan policy and management’s assessment of the creditworthiness of the borrower. The amount and type of collateral required varies, but may include real estate, marketable securities, deposits held in financial institutions, accounts receivable, equipment and inventory. CIB Marine may also require personal and corporate guarantees when deemed necessary. Collateral values are monitored on a regular basis to help ensure that they are maintained at an adequate level. CIB Marine obtains and updates appraisals on collateral when management believes they are necessary and as required by applicable laws or regulations.

Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate, including existing credits to such a borrower or related group of borrowers, $1.5 million or greater. Also, CIB Marine further targets relationship exposures of $5.0 million or less, except under certain circumstances. CIB Marine’s President and CEO, and CCO continue to hold veto authority over any loan. CIB Marine believes that these procedures provide adequate controls to monitor and evaluate credit concentrations.

Loan Review. CIB Marine’s loan review function is responsible for assessing the credit quality of the loan portfolio, timely and accurate assignment of credit risk ratings, monitoring adherence to underwriting standards and identifying problem loans and problem loan areas. Loan reviews are conducted at least annually and include a comprehensive assessment of collateral and debt service ability. These analyses also include an evaluation of geographic, industry and other credit risks. In general, loans greater than $1.0 million, nonaccrual or potential problem loans greater than $0.5 million, samples of new loans, samples of loans that are part of an industry concentration and samples of residential real estate, home equity and other consumer loans are reviewed on an annual basis. CIB Marine has engaged outside vendors to perform the loan reviews.

Loans with identified weaknesses are monitored on an on-going basis by management and CIBM Bank’s Board of Directors. CIB Marine has in place a loan grade certification program requiring a periodic assessment and certification by individual lenders of their portfolio credit risk ratings.

CIB Marine’s ability to manage credit risk depends in large part on its ability to properly identify and manage problem loans. To do so, CIB Marine operates a credit risk rating system under which credit management personnel assign a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating with higher scores indicating higher risk. The credit risk ratings are grouped into credit risk categories as outlined below:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard-Accrual. Loans classified as substandard-accrual have a well defined weakness or weaknesses that may jeopardize the liquidation of the debt. They are characterized by an increased possibility that the institution will sustain some loss if the deficiencies are not corrected; however, based on recent experience and expectations for future performance they are on accrual status.

Substandard-Nonaccrual. Loans classified as substandard-nonaccrual have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected, and they are on nonaccrual status.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.

Loans that do not receive a criticized asset credit risk rating fall into the Pass credit risk rating categories.

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by CIB Marine and CIBM Bank’s CCO and are presented in summary form to the board of directors. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review by the applicable regulatory authority, including the FDIC and the IDFPR.

The Company’s problem loan reporting system automatically includes all loans with special mention or worse. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has special mention or worse, credit administration performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. In the case of commercial real estate collateral, an independent third party appraisal may be ordered to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed and may be adjusted depending upon market conditions. An appraisal is generally ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by the Company, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, the Company will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If it is determined that a loan amount or portion thereof, is uncollectible the loan’s credit risk rating is immediately downgraded to substandard-nonaccrual and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be classified as substandard-nonaccrual for the duration of time that a balance remains outstanding. An ongoing analysis is performed to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.

If, based on current information and events, it is probable that the Company will be unable to collect all amounts due to it according to the contractual terms of the loan agreement, a specific reserve in the amount of its impairment is established. In determining the appropriate charge-off for collateral-dependent loans, the Company considers the results of appraisals for the associated collateral.

Commercial loans are returned to an accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence in the credit analysis, the borrower’s successful past performance, or once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan. Cash payments received on nonaccrual loans are generally applied to reduce loan principal.

Prior to approval of a consumer loan modification, CIB Marine performs a comprehensive financial review of the borrower, which entails an evaluation of the borrower’s total income and total expenses. Modifications seek to offer the customer an affordable payment, maintain total debt service within a prescribed range of net income and provide a monthly cash flow cushion for unexpected events.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and reversal of prior provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and related migration analysis on each portfolio segment, trends in and levels of delinquencies, the risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing national and local economic conditions, the fair value of underlying collateral, and other relevant environmental factors and other factors which could affect potential credit losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy. See the section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy and additional disclosures in Notes 2 and 5 to the consolidated financial statements appearing as item 8 of Part II of this Form 10-K, and information on loans, nonperforming assets and potential problem loans within this Item 7 of this Form 10-K.

At December 31, 2010, the allowance for loan losses decreased to $14.6 million or 3.52% of total loans compared to $16.2 million, or 3.45% of total loans at December 31, 2009. The reduction since year end 2009 is primarily attributable to the decline in the allowance for the purchased home equity loan pools to $2.3 million or 8.7% of the remaining pool balances at December 31, 2010, from $3.9 million or 11.0% of the remaining balances at December 31, 2009. The allowance for loan losses was higher for commercial real estate loans and commercial loans, and lower for construction and development loans, as outlined in the tables accompanying this section. Although the allowance for loan losses, excluding those for purchased home equity pools, had a nominal decrease at December 31, 2010, compared to December 31, 2009, the allowance for loan losses to total loans, excluding the purchased home equity pools, increased to 3.2% from 2.8% over the same period.

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans measured in similar groups of loans was $10.8 million and $12.5 million at December 31, 2010 and 2009, respectively, or 2.85% and 2.98% of the respective loan balances. The decline in amount and percent is primarily related to the decline in allowance for purchased home equity pools as balances have declined and performance trends generally improved. The allowance for individually impaired loans was $3.9 million and $3.8 million at December 31, 2010 and 2009, respectively, or 10.5% and 7.4% of respective loan balances. For the year ended December 31, 2009, net charge-offs of loans listed as impaired during 2009 approximated $9.8 million and of loans listed as impaired during years prior to 2009 approximated $4.2 million. For the year ended December 31, 2010 net charge-offs of loans listed as impaired during 2010, approximated $6.3 million. Loans listed as impaired during years prior to 2010 approximated $8.4 million. The current carrying value of impaired loans is approximately 64% of contractual principal compared to 73% at the end of 2009. At the end of 2010 the total of the allowance for loan loss for impaired loans plus net charge-offs taken against those impaired loans is $18.6 million, or 36% of contractual principal compared to $17.8 million or 27% at the end of 2009.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan and lease losses.

Total charge-offs for 2010 were $18.7 million, while recoveries were $1.7 million, compared to $30.9 million and $0.5 million, respectively, for 2009. Net charge-offs from the purchased home equity loan pools were down substantially during 2010 to $4.2 million for the year ended December 31, 2010 compared to $11.5 million for the year ended December 31, 2009. The decrease in charge-offs during 2010 compared to 2009 was predominantly in commercial real estate loans, construction and development loans and home equity loans. The net decline in nonaccrual loans and lower levels of net charge-offs have resulted in the lower provision for loan losses in 2010 compared to 2009. Although improved, the reported amount of CIB Marine’s nonaccrual loans continues to be elevated as the economy has not fully recovered and unemployment levels continued to be historically high. As demonstrated in 2008, 2009 and 2010, the credit environment and underlying collateral values can change rapidly, having an adverse affect on charge-offs and related loan loss provisions. In particular, declining real estate values had a pronounced affect on charge-offs for construction and development loans between the years 2008 and 2010. Additional charge-offs due to declining real estate values during 2010 for construction and development loans that were impaired at December 31, 2009, were $5.6 million. CIB Marine believes that the allowance for loan losses is adequate to absorb probable losses on existing loans that may become uncollectible; however, given the conditions of the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Management recognizes that there are significant estimates in the process and the ultimate losses could be materially different from those currently estimated. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make material additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$16,240	$19,242	$20,706	$20,906	$24,882
Loans charged-off:
Commercial	(763)	(422)	(1,359)	(939)	(64)
Commercial real estate	(4,724)	(5,236)	(994)	(4,985)	(471)
Construction and development	(7,367)	(11,291)	(9,722)	(27)	—
Residential real estate	(2)	(540)	(807)	(198)	(78)
Home equity	(944)	(1,650)	(230)	(30)	—
Purchased home equity pools	(4,820)	(11,700)	(12,379)	(1,985)	—
Other consumer	(47)	(22)	(67)	(28)	(9)
Total loans charged-off	(18,667)	(30,861)	(25,558)	(8,192)	(622)
Recoveries of loans charged-off:
Commercial	92	237	425	663	664
Commercial real estate	905	2	992	307	352
Construction and development	—	—	46	531	—
Residential real estate	44	1	87	7	—
Home equity	66	23	2	—	—
Purchased home equity pools	616	221	325	62	—
Other consumer	4	2	11	9	14
Total loans recoveries	1,727	486	1,888	1,579	1,030
Net loans recovered (charged-off)	(16,940)	(30,375)	(23,670)	(6,613)	408
Provision for (reversal of) loan losses:
Commercial	591	912	746	(515)	(1,741)
Commercial real estate	4,706	7,228	(2,182)	(1,412)	(4,743)
Construction and development	6,788	6,238	11,048	2,247	190
Residential real estate	(145)	(81)	247	201	270
Home equity	674	2,241	1,091	611	566
Purchased home equity pools	2,693	10,816	11,279	5,276	1,070
Other consumer	38	19	48	5	4
Total provision for (reversal of) loan losses (1)	15,345	27,373	22,277	6,413	(4,384)
Allowance for loan loss sold	—	—	(581)	—	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	510	—	—
Balance at end of year	$14,645	$16,240	$19,242	$20,706	$20,906
Ratios
Allowance for loan losses to total loans	3.52%	3.45%	3.47%	3.48%	4.00%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (2)	37.58	31.45	119.43	109.37	94.37
Net charge-offs (recoveries) to average total loans:
Commercial	1.15	0.24	1.20	0.45	(1.19)
Commercial real estate and construction and development loans	3.88	4.93	2.41	1.02	0.03
Residential real estate, home equity and other consumer	5.78	12.49	10.32	1.92	0.13

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Total loans	3.90	5.82	3.90	1.14	(0.08)
Recoveries to loans charged-off	9.25	1.57	7.39	19.27	165.59

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008.

(2)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$2,691	13.0%	$2,771	15.3%	$2,045	13.6%	$2,233	10.6%	$3,024	9.5%
Commercial real estate	7,466	58.0	6,579	51.9	4,585	46.8	6,769	43.5	12,859	54.0
Construction and development	873	8.6	1,453	10.7	6,506	15.7	5,134	23.5	2,383	21.3
Residential real estate	351	3.9	454	4.1	593	4.7	635	3.5	625	3.7
Home equity	856	9.4	1,059	9.9	923	9.3	563	6.0	858	2.4
Purchased home equity pools	2,349	6.5	3,861	7.5	4,525	9.4	5,299	12.3	1,070	8.7
Other consumer	59	0.6	63	0.6	65	0.5	73	0.6	87	0.4
Total allowance	$14,645	100.0%	$16,240	100.0%	$19,242	100.0%	$20,706	100.0%	$20,906	100.0%

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

Commercial	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$53,971	100.0%	13.0%	$71,921	100.0%	15.3%
Nonaccrual	2,568	4.8	0.6	2,642	3.7	0.6
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	2,691	5.0	0.6	2,771	3.9	0.6
Net charge-offs year-to-date	671			185
Provisions to allowance for loan losses year-to-date	591			912
Allowance for loan losses/nonaccrual loans		105%			105%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		121 (1)			111 (1)

At December 31, 2010, commercial loans were largely distributed to customers located in Wisconsin (34%), Illinois (35%), Indiana (22%) and Arizona (8%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (84%) and Wisconsin (15%). At December 31, 2009, commercial loans were distributed to customers located in Wisconsin (43%), Illinois (30%), Indiana (20%) and Arizona (7%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (88%) and Wisconsin (10%).

Commercial loans continued to decrease throughout 2010 compared to 2009 and are expected to continue to decrease at a slower rate. The rate of decrease will depend on the pace and strength of economic improvement.

Commercial Real Estate	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$240,491	100.0%	58.0%	$243,811	100.0%	51.9%
Nonaccrual	15,755	6.6	3.8	19,649	8.1	4.2
Renegotiated, accrual	3,790	1.6	0.9	—	—	—

Commercial Real Estate	December 31, 2010				December 31, 2009
	Balances	% of Balances		% of Loans	Balances	% of Balances		% of Loans
	(Dollars in thousands)
Allowance for loan losses	7,466	3.1		1.8	6,579	2.7		1.4
Net charge-offs year-to-date	3,819				5,234
Provisions to allowance for loan losses year-to-date	4,706				7,228
Allowance for loan losses/nonaccrual loans		47%				33%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		137	(1)			64	(1)

At December 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were distributed to customers located in Arizona (67%), Illinois (18%), Wisconsin (10%) and Indiana (5%). At December 31, 2009, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (20%), Arizona (17%) and Indiana (7%). Nonaccrual commercial real estate loans were largely distributed to customers located in Arizona (61%), Wisconsin (32%), Indiana (5%) and Illinois (1%).

At December 31, 2010, commercial real estate loans comprise owner occupied real estate properties ($64.5 million) and non-owner occupied real estate properties ($176.0 million); with non-owner occupied property loan types concentrated in office space ($51.8 million), retail space ($27.8 million), multifamily residential ($24.5 million), nursing homes and assisted living ($12.6 million), and hospitality ($14.6 million). At December 31, 2009, commercial real estate loans comprise owner occupied real estate properties ($71.0 million) and non-owner occupied real estate properties ($172.8 million); with non-owner occupied property loan types concentrated in office space ($48.2 million), retail space ($23.6 million), multifamily residential ($23.3 million), hospitals and clinics ($20.4 million), and hospitality ($15.7 million).

As a result of the economy, CIB Marine has experienced minimal new development activity. In addition, $3.8 million of these loans were renegotiated in 2010 as borrowers continued to experience difficulty with debt repayment.

Construction and Development	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$35,816	100.0%	8.6%	$49,795	100.0%	10.7%
Nonaccrual	12,526	35.0	3.0	24,678	49.6	5.2
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	873	2.4	0.2	1,453	2.9	0.3
Net charge-offs year-to-date	7,367			11,291
Provisions to allowance for loan losses year-to-date	6,788			6,238
Allowance for loan losses/nonaccrual loans		7%			6%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		2,617 (1)			677 (1)

At December 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (20%), Nevada (11%), Indiana (17%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Illinois (29%), Wisconsin (26%), Nevada (31%) and Indiana (12%). At December 31, 2009, construction and development loans were largely distributed to customers with properties located in Illinois (39%), Wisconsin (21%), Arizona (14%), Nevada (12%) and Indiana (11%). Nonaccrual construction and development loans were largely distributed to customers located in Illinois (44%), Nevada (24%), Arizona (14%), Wisconsin (9%) and Indiana (7%).

At December 31, 2010, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($23.4 million or 65%) and non-owner occupied construction loans ($6.5 million or 18%) with the majority of the latter concentrated in condominium and townhome property types ($5.5 million). At December 31, 2009, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($28.5 million or 57%) and non-owner occupied construction loans ($20.2 million or 41%) with the majority of the latter concentrated in condominium and townhome property types ($16.5 million).

CIB Marine has significantly reduced the construction and development loan portfolio, which at year end 2007 was approximately 23.5% of total loans outstanding compared to 8.6% of total loans outstanding at December 31, 2010. Given market conditions, the construction and development loan portfolio is expected to continue to decrease.

CIB Marine has also significantly reduced the amount and levels of nonaccrual construction and development loans. Nonaccrual construction and development loans have decreased $12.2 million to $12.5 million at December 31, 2010. The decrease in nonaccrual construction and development loans between periods was primarily due to reduced levels of new nonaccrual loans, as well as charge-offs.

Residential Real Estate (1-4 Family First Lien)	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$16,005	100.0%	3.9%	$19,322	100.0%	4.1%
Nonaccrual	1,314	8.2	0.3	3,083	16.0	0.7
Renegotiated, accrual	171	1.1	0.0	—	—	—
Allowance for loan losses	351	2.2	0.1	454	2.3	0.1
Net charge-offs (recoveries) year-to-date	(42)			539
Provisions to allowance for loan losses year-to-date	(145)			(81)
Allowance for loan losses/nonaccrual loans		27%			15%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		50 (1)			55 (1)

At December 31, 2010 and 2009, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Wisconsin and Indiana.

Home Equity (Line and Term Loans)	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$38,896	100.0%	9.4%	$46,778	100.0%	9.9%
Nonaccrual	1,263	3.2	0.3	760	1.6	0.2
Renegotiated, accrual	986	2.5	0.2	438	0.9	0.1
Allowance for loan losses	856	2.2	0.2	1,059	2.3	0.2
Net charge-offs year-to-date	878			1,627
Provisions to allowance for loan losses year-to-date	674			2,241
Allowance for loan losses/nonaccrual loans		68%			139%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		69 (1)			139 (1)

At December 31, 2010 and 2009, home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin and Indiana.

Purchased Home Equity Pools	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$26,975	100.0%	6.5%	$35,054	100.0%	7.5%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	483	1.8	0.1	393	1.1	0.1
Allowance for loan losses	2,349	8.7	0.6	3,861	11.0	0.8
Net charge-offs year-to-date	4,204			11,479
Provisions to allowance for loan losses year-to-date	2,693			10,816
Allowance for loan losses/nonaccrual loans		NA%			NA%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA (1)			NA (1)

At December 31, 2010, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%) and Minnesota (4%). At December 31, 2009, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (14%), California (10%), Virginia (6%) and Georgia (5%).

The purchased home equity pools totaled $27.0 million at December 31, 2010, compared to $35.1 million at December 31, 2009. The reduction in balances during 2010 of $8.1 million resulted from payments of $3.9 million and net charge-offs of $4.2 million. The allowance for loan losses for the home equity loan pools was $2.3 million or 8.7% of remaining balances at December 31, 2010, and $3.9 million or 11.0% of remaining balances at December 31, 2009. The reduction between periods was related to the charge-offs against those December 31, 2009 reserves and a decline in outstanding balances, as well as more recent improvements in the trends in the level and rates of net charge-offs of loans in the pools relative to December 31, 2009.

Other Consumer	December 31, 2010			December 31, 2009
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$2,620	100.0%	0.6%	$2,701	100.0%	0.6%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	114	4.4	0.0	—	—	—
Allowance for loan losses	59	2.3	0.0	63	2.3	0.0
Net charge-offs year-to-date	43			20
Provisions to allowance for loan losses year-to-date	38			19
Allowance for loan losses/nonaccrual loans		NA%			NA%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA (1)			NA (1)

At December 31, 2010, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (19%) and Arizona (11%). At December 31, 2009, other consumer loans were distributed to customers located in Wisconsin (51%), Illinois (23%), Indiana (18%) and Arizona (8%).

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

Nonperforming Assets, Restructured Loans and Loans 90 Days or More Past Due and Still Accruing

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans and OREO. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as TDR when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is placed on accrual status and classified as a restructured loan. OREO represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	At December 31, (1)
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$2,568	$2,642	$1,792	$1,855	$3,881
Commercial real estate	15,755	19,649	890	2,814	16,110
Construction and development	12,526	24,678	11,413	11,378	142
Residential real estate	1,314	3,083	969	393	536

	At December 31, (1)
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Home equity	1,263	760	—	—	—
Purchased home equity pools	—	—	—	2,416	—
Other consumer	—	—	8	10	—
	33,426	50,812	15,072	18,866	20,669
Loans held for sale	1,112	7,056	2,025	—	—
Total nonaccrual loans	34,538	57,868	17,097	18,866	20,669
OREO	5,314	830	980	1,344	102
Total nonperforming assets	$39,852	$58,698	$18,077	$20,210	$20,771
Restructured loans (2)
Commercial real estate	$3,790	$—	$—	$—	$—
Residential real estate	171	—	—	—	—
Home equity	986	438	—	—	—
Purchased home equity pools	114	—	—	—	—
Other consumer	483	393	—	—	—
	$5,544	$831	$—	$—	$—
Accruing loans 90 days or more past due
Commercial	$—	$—	$—	$—	$100
Commercial real estate	—	—	1,040	19	1,385
Home equity	—	—	—	47	—
	—	—	1,040	66	1,485
Loans held for sale	—	—	1,680	—	—
	$—	$—	$2,720	$66	$1,485

Ratios
Nonaccrual loans to total loans (3)	8.04%	10.80%	2.71%	3.17%	3.95%
OREO to total assets	0.90	0.12	0.11	0.13	0.01
Nonperforming assets to total assets (3)	6.59	7.29	1.77	2.01	2.09
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (3)	9.37	10.97	2.90	3.18	4.24
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (3)	7.53	7.40	1.89	2.02	2.24

(1)	For comparative purposes, all periods presented exclude the assets of companies held for disposal and companies that were sold during the period.
(2)	During 2010, CIB Marine modified its definition of nonperforming assets to exclude accruing restructured loans. Prior periods presented have been adjusted for this reclassification.
(3)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans and 90 days or more past due and still accruing loans.

Almost all nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances at December 31, 2010 and 2009 follow:

	At December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$24,536	$36,205
Impaired loans with a specific allowance	12,507	15,168
Total impaired loans	$37,043	$51,373
Specific allowance related to impaired loans	$3,877	$3,785

The average recorded investment in total impaired loans for the years ended December 31, 2010, 2009 and 2008 amounted to $47.2 million, $39.9 million and $17.8 million, respectively. Interest income recognized on total impaired loans in 2010, 2009 and 2008 amounted to $0.1 million, $0.03 million and $1.2 million, respectively. The gross income that would have been recognized had such loans been performing in accordance with their original terms would have been $2.1 million, $2.5 million and $0.7 million in 2010, 2009 and 2008, respectively.

Commercial real estate related loans, especially construction and development real estate loans, have been the primary contributor to the elevated levels of nonaccrual loans over the past three years. In addition, these loans along with the purchased home equity pools are the largest contributors to net charge-offs during the past three years. Real estate and construction-related loans continued to make up the majority of CIB Marine’s nonaccrual loans at December 31, 2010. Rising vacancy rates and depressed and declining collateral values have significantly contributed to the elevated levels of net charge-offs and the increase in the provision for loan losses that CIB Marine experienced over the past three years. Although tentative, signs of improvement in the economy could help to stabilize real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans decreased $17.4 million, from $50.8 million at December 31, 2009 to $33.4 million at December 31, 2010. The year-over-year net decrease in nonaccrual loans was primarily due to a decrease in the construction and development loan segment of $12.2 million related to reduced levels of new nonaccrual loans, as well as charge-offs. Nonaccrual construction and development loans represented 36% and 43% of total nonaccrual loans at December 31, 2010 and 2009, respectively. The ratio of nonaccrual loans to total loans was 8.0% at December 31, 2010, compared to 10.8% at December 31, 2009. Foregone interest on nonaccrual loans reduced interest income by $2.4 million in 2010, $1.7 million in 2009 and $1.0 million in 2008.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest but for which management believes all contractual principal and interest amounts due will be collected. At December 31, 2010 and 2009, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale, was 38% and 31% at December 31, 2010 and 2009, respectively. The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 152% and 111% at December 31, 2010 and 2009, respectively.

At December 31, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers), each with nonaccrual loan balances in excess of $1.0 million, that were not classified as held for sale. These relationships accounted for $25.0 million, or 74.8%, of nonaccrual loans excluding those held for sale. At December 31, 2009, CIB Marine had twelve relationships with nonaccrual balances in excess of $1.0 million and they accounted for $40.4 million or 79.5% of nonaccrual loans at that date. At December 31, 2010, most of the nonaccrual credit relationships in excess of $1.0 million were commercial real estate loans. The nonaccrual commercial real estate credit relationships in excess of $1.0 million were geographically distributed as follows:

•	$6.3 million in Illinois consisting of two relationships
•	$7.8 million in Arizona consisting of two relationships
•	$2.9 million in Nevada consisting of one relationship
•	$4.2 million in Wisconsin consisting of three relationships
•	$1.5 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

During 2008, CIB Marine began charging off 100% of the outstanding principal balance of each loan in the purchased home equity pools when it becomes 90 days past due. As a result of this policy, none of the loans in the purchased home equity pools were classified as nonaccrual at December 31, 2010.

CIB Marine recognizes that the current economy, with elevated levels of unemployment and depressed real estate values have resulted in many customers being far more leveraged than prudent and in very difficult financial positions. Through various forms of communication, CIB Marine encourages all customers to contact CIBM Bank if they are experiencing financial difficulties so that their individual situations can be assessed and to discuss alternatives before formal collection actions are commenced. In many cases, CIB Marine has restructured loan terms for certain qualified financially distressed borrowers that have agreed to work in good faith to reach a successful repayment agreement and, as previously discussed, have demonstrated the ability to make the restructured payments in order to avoid a pending foreclosure or a foreclosure in the future. CIB Marine has predominantly used reduced interest rates and extended terms to lower contractual payments.

At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as accruing restructured loans. Accruing TDR loans amounted to $0.8 million at December 31, 2009.

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the level of the allowance for loan losses. Potential Problem Loans are those classified as substandard-accrual by management, Potential Problem Loans cover a diverse range of businesses and real estate property types. At December 31, 2010, Potential Problem Loans totaled $16.2 million compared to $12.0 million at December 31, 2009. The composition at December 31, 2010 included $12.8 million, $3.2 million and $0.2 million in commercial real estate, construction and development and commercial loans, respectively, compared to $2.3 million and $8.6 million in commercial real estate and construction and development loans, respectively, at December 31, 2009. The continued elevated level of Potential Problem Loans highlights management’s heightened level of uncertainty of the pace, magnitude and duration at which commercial purpose loans and related collateral may deteriorate.

Other Real Estate Owned

Other real estate owned, which represents foreclosed properties, was $5.3 million and consisted of thirteen properties at December 31, 2010 compared to $0.8 million and four properties at December 31, 2009. During 2010 CIB Marine transferred twelve properties totaling $6.0 million from its loan portfolio and one property for $0.2 million from loans held for sale to OREO and sold four properties. During 2010 CIB Marine recorded a $0.4 million write down on three properties. At December 31, 2010, OREO was geographically distributed as follows:

•	$2.2 million in Nevada consisting of one relationship
•	$1.3 million in Wisconsin consisting of one relationship
•	$0.7 million in Florida consisting of four relationships
•	$1.0 million in Arizona consisting of six relationships
•	$0.1 million in Illinois consisting of one relationship

Company Held For Disposal

At December 31, 2010 and 2009, assets and liabilities of a company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2011.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. Substantial liquidation of Canron is expected during 2011. At both December 31, 2010 and 2009, CIB Construction’s net carrying value of its investment in Canron was zero.

Federal Home Loan Bank Stock

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

In October 2007, the FHLBC entered into a consensual cease and desist order (“FHLBC C&D”) with its regulator, the FHFA. Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA. In July 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to repurchase or redeem newly-issued capital stock to support new advances, subject to certain conditions set forth in the FHLBC C&D. The Company’s FHLBC common stock is not newly-issued and is not affected by this amendment. FHLBC stock is not publicly traded and is restricted in that it can only be sold back at par to the FHLBC or another member institution, with the FHLBC and FHFA’s approval. At both December 31, 2010 and 2009, CIB Marine held $11.6 million in FHLBC stock, of which $1.5 million and $0.9 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLBC. Impairment in FHLBC stock is recognized if the Company concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC, no impairment has been recorded on the FHLBC stock during 2010, 2009 or 2008. The FHLBC has declared a dividend based on its fourth quarter 2010 results. Although nominal, the dividend is a positive indicator and is to be paid during the first quarter of 2011 based on its fourth quarter 2010 results. Future dividends are not guaranteed.

Deposits

Average total deposits decreased $113.3 million, or 16.9%, from $668.5 million in 2009 to $555.2 million in 2010. The decline was due to planned reductions in time deposits. The ratio of total average deposits to average earning assets was 84.8% in 2010, 81.9% in 2009 and 74.0% in 2008.

The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated.
	Years Ended December 31,
	2010			2009			2008
	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$32,480	5.85%	0.31%	$32,010	4.79%	0.34%	$36,981	5.06%	0.72%
Money market	118,410	21.33	0.96	113,909	17.04	1.23	143,149	19.57	2.29
Other savings	9,552	1.72	0.20	8,465	1.26	0.21	12,112	1.66	0.82
Time deposits	343,751	61.91	2.16	459,013	68.66	3.28	473,707	64.77	4.03
Total interest-bearing deposits	504,193	90.81	1.72	613,397	91.75	2.71	665,949	91.06	3.42
Noninterest-bearing	51,046	9.19	—	55,133	8.25	—	65,374	8.94	—
Total deposits	$555,239	100.00%	1.57%	$668,530	100.00%	2.48%	$731,323	100.00%	3.11%

Average interest-bearing deposits as a percentage of average total deposits were 90.8%, 91.8% and 91.1% in 2010, 2009 and 2008, respectively. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 68.2% in 2010, down from 74.8% in 2009, and 71.1% in 2008. These percentages reflect CIB Marine’s significant reliance, albeit reduced in 2010, on time deposits as a source of funding. Average time deposits decreased $115.3 million, or 25.1%; average noninterest-bearing demand deposits decreased $4.1 million, or 7.4%; average money market accounts increased $4.5 million, or 4.0%; average interest-bearing demand deposits increased $0.5 million, or 1.5%; and other savings accounts increased $1.1 million, or 12.8%, in 2010 compared to 2009.

The aggregate amount of time deposits of $100,000 or more at December 31, 2010 and 2009 was $75.4 million, or approximately 28.9% of time deposits and $112.9 million or 29.2% of total time deposits, respectively. In the past CIBM Bank has accepted brokered time deposits to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. As a result of the Consent Order, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. There were no brokered time deposits at December 31, 2010 compared to $8.0 million, or 2.1% of total time deposits at December 31, 2009.

The following table provides information on the maturity distribution of time deposits of $100,000 or more.

At December 31, 2010
(Dollars in thousands)
Maturity
3 months or less	$10,086
Over 3 through 6 months	10,620

At December 31, 2010
(Dollars in thousands)
Over 6 through 12 months	31,117
Over 12 months	23,545
$75,368

Borrowings

CIB Marine also uses various types of borrowings to meet liquidity needs and/or fund asset growth, when the pricing on these borrowings is more favorable than deposits.

The following tables set forth information regarding selected categories of borrowings at the dates indicated.

	At or For the Years Ended December 31,
	Balance	Weighted- Average Rate	% of Total Borrowings	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
Short-Term Borrowings
2010
Securities sold under repurchase agreements	$9,961	0.21%	43.76%	$9,329	0.32%	$12,508
Treasury, tax and loan note	2,800	0.00	12.30	323	—	2,800
Total short-term borrowings	$12,761	0.16%	56.06%	$9,652	0.31%
2009
Securities sold under repurchase agreements	$9,684	0.42%	31.67%	$11,180	0.76%	$15,939
Federal Home Loan Bank	—	—	—	8,370	0.46	40,000
Treasury, tax and loan note	2,888	0.00	9.45	342	—	2,888
Total short-term borrowings	$12,572	0.32%	41.12%	$19,892	0.62%
2008
Federal funds purchased	$—	—%	—%	$12,744	0.20%	$4,157
Securities sold under repurchase agreements	19,908	0.68	13.13	16,382	1.62	27,762
Federal Home Loan Bank	40,000	0.55	26.37	78,312	2.29	100,150
Treasury, tax and loan note	2,898	0.00	1.91	616	1.68	2,898
Total short-term borrowings	$62,806	0.57%	41.41%	$108,054	1.94%

	At December 31,
	2010			2009			2008
	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings
	(Dollars in thousands)
Long-Term Borrowings
Federal Home Loan Bank	$10,000	4.08%	43.94%	$18,000	3.95%	58.88%	$27,000	4.13%	17.80%
Junior subordinated debentures	—	—	—		—	—	61,857	9.40	40.79
Total long-term borrowings	$10,000	4.08%	43.94%	$18,000	3.95%	58.88%	$88,857	7.80%	58.59%

Total borrowed funds decreased $7.8 million from $30.6 million at December 31, 2009 to $22.8 million at December 31, 2010, primarily due to an $8.0 million payment of long-term FHLBC borrowings. The decrease in total borrowed funds between 2009 and 2008 was primarily attributable to the extinguishment of $61.9 million of Debentures in conjunction with the Company’s restructuring. The decrease was also due to a $50.2 million reduction of short-term borrowings caused primarily by a repayment of $40.0 million in short-term borrowings from the FHLBC. In addition, CIB Marine reduced long-term borrowings from the FHLBC by $9.0 million during 2009.

Junior Subordinated Debentures and Trust Preferred Securities

As of April 30, 2009, the Company was in default on each of its Debentures issued in conjunction with four tranches of TruPS offerings by the Company between March 2000 and September 2002. As a result, the TruPS Holders could have, at their discretion, accelerated the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the Plan that was presented to the TruPS Holders for their approval to exchange principal and accrued interest on the Debentures for two series of preferred stock.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in Bankruptcy Court for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the Bankruptcy Code. The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered the Confirmation Order. The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A Preferred and 4,376 shares of Series B Preferred were issued. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval. Under the Plan, holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

Other Liabilities

Other liabilities decreased $0.6 million from $2.8 million at December 31, 2009 to $2.2 million at December 31, 2010. The decrease was primarily due to reduced accrued professional fees as a result of the completion of the restructuring during 2009, which resulted in lower legal and accounting costs during 2010. The decrease was also due to a reduction in health claim reserves during 2010 as CIB Marine changed from self insured to premium based private insurance for employee health insurance benefits.

Off-Balance Sheet Arrangements

During the ordinary course of business, CIB Marine engages in financial transactions that are not recorded on its consolidated balance sheets, are recorded in amounts that are different than their full principal or notional amount, or are with subsidiaries of CIB Marine that are presented on an equity basis rather than consolidated. Such transactions serve a variety of purposes including management of CIB Marine’s interest rate risk, liquidity and credit concentration risks, optimization of capital utilization, and meeting the needs of its customers.

Commitments

As a financial services provider, CIB Marine routinely enters into commitments to extend credit, including loan commitments, lines of credit, and standby and commercial letters of credit. While these contractual obligations may represent future cash requirements of CIB Marine, some of these commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as other loans made by CIB Marine. See Note 16 of the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

Derivative Financial Instruments

CIB Marine utilizes derivatives primarily in its mortgage banking activities to modify the existing market risk characteristics of interest rate lock agreements with loan applicants for residential real estate loans originated with the intent to sell, and the closed loans prior to consummation of sale. During 2008, CIB Marine used interest rate swaps but none were outstanding at the end of 2010 or 2009.

Residential Mortgage Recourse Obligations

CIB Marine has contracted with residential mortgage loan investors to repurchase from the investors or make the investors whole on losses incurred on residential real estate loans purchased from CIB Marine that do not comply with or otherwise materially breach the loan sale agreement between CIB Marine and the investors. The amount of unsettled repurchase and make-whole obligations at December 31, 2010 and 2009 was immaterial.

Contractual obligations

The following table summarizes CIB Marine’s more significant contractual obligations at December 31, 2010. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in the Company’s consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable that do not require physical delivery of the underlying instrument.

	At December 31, 2010
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
	(Dollars in thousands)
Certificate of deposit and other time deposit obligations	$261,034	$186,017	$41,450	$17,819	$10,791	$4,432	$525
Short-term debt	12,761	12,761	—	—	—	—	—
Long-term debt	10,000	5,000	5,000	—	—	—	—
Operating leases	3,430	896	744	446	343	269	732
Total	$287,225	$204,674	$47,194	$18,265	$11,134	$4,701	$1,257

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

The objective of liquidity risk management at CIBM Bank is to help ensure that it has adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. The liquidity position of CIBM Bank is actively managed by estimating, measuring and monitoring its sources and uses of funds. CIBM Bank’s primary sources of funds are from deposits, loan repayments and investment payments and maturities. CIBM Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIBM Bank include federal funds purchased, securities sold under agreements to repurchase, short-term borrowings from the FHLBC and short-term brokered and negotiable time deposits. CIBM Bank also maintains borrowing availability at the Federal Reserve Bank’s discount window collateralized by loans and securities and an uncommitted collateralized federal funds line at a nonaffiliated bank. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLBC. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities. During 2010, the availability of federal funds purchased for CIBM Bank with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Federal Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which decreased from $35.7 million at December 31, 2009, to $27.3 million at December 31, 2010, due in part to lower required cash levels due to CIB Marine’s deleveraging.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $126.9 million and $183.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010, $27.5 million pledged liabilities and contingent liabilities were outstanding which included $10.0 million to the FHLBC, $10.0 million to repurchase agreement customers and $7.5 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $25.4 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $48.7 million at December 31, 2010 are in excess of pledging requirements and are generally available for pledge release and in many cases provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2009, $35.4 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $50.5 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less brokered and pledged deposits, were $490.2 million and $581.4 million at December 31, 2010 and 2009, respectively.

The Dodd-Frank Act continues to provide unlimited FDIC insurance for noninterest-bearing transaction accounts for all banks. The unlimited FDIC coverage of noninterest-bearing transaction accounts is no longer a special program; rather, is part of the standard FDIC insurance coverage for 2011 and 2012. Importantly, the Dodd-Frank Act also removes the prohibition on payments of interest on commercial demand deposit accounts as of July 21, 2011 (i.e., one year after the date of enactment of the Dodd-Frank Act). The impact of the removal of the prohibition of interest on commercial demand deposit accounts could have an adverse impact on CIBM Bank’s cost of funds. See also Regulatory Developments and Part II, Item 1A, “Risk Factors,” for additional information on the Act.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during 2010 and, at December 31, 2010, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During 2010, the CIB Marine parent company received $5.0 million in dividends as a return of capital from its non-bank subsidiary, CIB Marine Capital. At December 31, 2010, the CIB Marine parent company had $3.6 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $0.8 million in cash and due from banks, $6.1 million in loans held for sale, $0.8 million in net loans and $0.7 million in other real estate owned at December 31, 2010. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During 2010 and 2009, CIB Marine provided $5.3 million and $4.0 million, respectively in capital to CIBM Bank to support CIBM Bank’s capital position.

Capital and Regulatory Matters

CIB Marine’s stockholders’ equity was $68.8 million at December 31, 2010, compared to $84.7 million at December 31, 2009. The decrease in 2010 was primarily the result of a net loss from continuing operations of $17.3 million for 2010. Additionally, in 2010, stockholders’ equity was positively impacted by a $1.5 million reduction in accumulated other comprehensive loss.

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

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Risk-weighted assets	$516,997	$596,438	$656,304
Average assets(1)	$621,882	$752,541	$920,519
Capital components
Stockholders’ equity	$68,753	$84,695	$14,802
Restricted core capital:
Junior subordinated debentures net of investment in trust	—	—	60,000
Total restricted core capital elements	—	—	60,000
Disallowed amounts	—	—	(51,730)
Maximum allowable in Tier 1 capital	—	—	8,270
Add: unrealized loss on securities	4,648	6,183	10,008
Less: unrealized income (loss) on equities	—	19	(138)
Tier 1 capital	73,401	90,897	32,942
Allowable allowance for loan losses	6,564	7,564	8,340
Junior subordinated debentures net of investment in trust (not included in Tier 1 capital)	—	—	51,730
Tier 2 capital	6,564	7,564	60,070
Allowable Tier 2 Capital (2)	6,564	7,564	32,942
Total risk-based capital	$79,965	$98,461	$65,884

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010
Total capital to risk weighted assets	$79,965	15.47%	$41,360	8.00%
Tier 1 capital to risk weighted assets	73,401	14.20	20,680	4.00
Tier 1 leverage to average assets	73,401	11.80	24,875	4.00

December 31, 2009
Total capital to risk weighted assets	$98,461	16.51%	$47,715	8.00%
Tier 1 capital to risk weighted assets	90,897	15.24	23,858	4.00
Tier 1 leverage to average assets	90,897	12.08	30,102	4.00

December 31, 2008
Total capital to risk-weighted assets	$65,884	10.04%	$52,504	8.00%
Tier 1 capital to risk-weighted assets	32,942	5.02	26,252	4.00
Tier 1 leverage to average assets	32,942	3.58	36,821	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter-to-date average and allows for current period adjustments of goodwill and other intangible assets.

(2)	Allowable Tier 2 capital cannot exceed 100% of Tier 1 capital.

CIB Marine’s current capital commitments include maintaining minimum regulatory capital levels and serving as a source of strength to CIBM Bank. At December 31, 2010 and 2009, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At December 31, 2010, the Tier 1 leverage ratio was 11.80%, which was above the minimum requirement specified in the Written Agreement. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan related credit losses, write downs in loans held for sale or OREO, or non-credit related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

CIBM Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At December 31, 2010, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.04% and its total capital to risk-weighted asset ratio was 13.36%.

CIB Marine provided CIBM Bank with $5.3 million and $4.0 million of capital during 2010 and 2009, respectively. This is consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the BHCA. Also, during 2010, CIBM Bank employed various strategies to maintain capital levels, including deleveraging of its balance sheet, the closing of two branches in Illinois and the relocation of one branch in Wisconsin. Other capital management strategies such as further balance sheet management and investment portfolio sales, and the selling or closing of additional branches can still be employed by CIB Marine and CIBM Bank to enhance its capital ratios.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to CIB Marine and have been or will be adopted is included in Note 2 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K.

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

The gap analysis at December 31, 2010 is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not fully represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	At December 31, 2010
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$178,426	$33,577	$40,576	$152,496	$10,703	$415,778
Securities available for sale	24,816	6,136	12,992	55,613	27,321	126,878
Loans held for sale	6,628	—	—	—	—	6,628
Due from banks	19,822	—	—	—	—	19,822
Total interest-earning assets	229,692	39,713	53,568	208,109	38,024	569,106
Interest-bearing liabilities:
Time deposits	37,866	43,551	106,274	72,853	490	261,034
Savings and interest-bearing demand deposits	177,946	—	—	—	—	177,946
Short-term borrowings	12,761	—	—	—	—	12,761
Long-term borrowings	—	—	5,000	5,000	—	10,000
Total interest-bearing liabilities	228,573	43,551	111,274	77,853	490	461,741
Interest sensitivity gap (by period)	$1,119	$(3,838)	$(57,706)	$130,256	$37,534	$107,365
Interest sensitivity gap (cumulative)	1,119	(2,719)	(60,425)	69,831	107,365	107,365
Cumulative gap as a % of total assets	0.19%	(0.46)%	(10.26)%	11.86%	18.23%

The financial instruments are shown to reprice at the earlier of their principal repayment date due to maturity, amortization, or prepayment in a stable rate environment or their next contractual reprice. In the gap analysis, non-maturing interest-earning assets and interest-bearing liabilities are shown to reprice at the next contractual reprice date, and the Collateralized Mortgage Obligations and the Real Estate Mortgage Investment Conduits that are a part of the investment securities are shown to reprice in those periods in which they are expected to repay.

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

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar London InterBank Offered Rates (“LIBOR”) swap yield curves at December 31, 2010 and 2009, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis Point Changes
	+200	+100	-100(1)	-200(1)
Net interest income change over one year
December 31, 2010	2.06%	2.96%	(0.71)%	(2.33)%
December 31, 2009	1.03%	0.97%	(5.52)%	(10.52)%

(1) A floor of 0.25% is used to limit reductions in interest rates along the yield curve.

The analysis reveals that on a relative basis CIB Marine may be slightly asset sensitive for the one year horizon at both December 31, 2010 and December 31, 2009. An asset sensitive position means that in a rising interest rate environment, interest income would increase by more than interest expense over a one year horizon than in a declining interest rate environment. The more asset sensitive position has developed over the past year as the Company has substantially reduced the level of immediately repricing short-term borrowings and as net interest margins have expanded as a result of the cancellation of the high interest rate Debentures in exchange for non-cumulative CIB Marine Preferred. The analysis also reveals that the relationship between basis point changes in interest rates and net interest income changes is not a linear relationship. The primary reason for this is the option and basis risks inherent in the assets and liabilities of CIB Marine and, since short-term interest rates (e.g., the Federal Funds Rate) are already near the floor of 0.25%, the declining rate scenarios of down 100 and 200 basis points results in yield curves that are lower and flatter (i.e., long-term interest rates decline more than short-term interest rates). The primary form of option risk prevalent is prepayment risks in the loan and mortgage-backed security assets, and the primary form of basis risk inherent is differences in both the timing and magnitude of changes to U.S. prime rates of interest and interest rates paid on non-maturing deposit accounts.

CIB Marine monitors the models on an ongoing basis to help ensure the assumptions reasonably reflect the current conditions. The balance sheet financial instruments included in the gap and simulation models include loans, investment securities, federal funds sold, time deposits, saving deposits, interest-bearing demand deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Some of the options accounted for in the simulation analysis include call options in U.S. Government Sponsored Enterprise issued investment securities, embedded call options in U.S. Government Sponsored Enterprise issued Collateralized Mortgage Obligations, Real Estate Mortgage Investment Conduits, fixed rate loans, loans with rate floors and put options in various borrowings.

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

The simulations of earnings do not incorporate any management actions that might change the response of net interest income to interest rate changes. Therefore, they will not reflect actual results.

Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2010 and 2009, respectively, includes $0.0 million and $0.9 million of private and public nonaffiliated firms, $0.7 million and $0.9 million in low income housing tax credit limited partnerships, and $11.6 million and $11.6 million of FHLBC stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors
CIB Marine Bancshares, Inc.
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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
March 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
CIB Marine Bancshares, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of CIB Marine Bancshares, Inc. and its subsidiaries (the Company) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated results of operations and cash flows of CIB Marine Bancshares, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

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

(KPMG Signature)
Milwaukee, Wisconsin
April 15, 2009

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	At December 31,
	2010	2009
	(Dollars in thousands, except share data)
Assets
Cash and cash equivalents:
Cash and due from banks	$27,267	$30,235
Reverse repurchase securities	—	5,000
Federal funds sold	—	500
Total cash and cash equivalents	27,267	35,735
Securities available for sale	126,878	182,971
Loans held for sale	6,628	13,451
Loans	415,778	470,668
Allowance for loan losses	(14,645)	(16,240)
Net loans	401,133	454,428
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	5,057	5,047
Accrued interest receivable	2,293	2,847
Other real estate owned	5,314	830
Assets of company held for disposal	1,090	1,171
Other assets	1,818	1,822
Total assets	$589,033	$709,857
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$54,547	$52,750
Interest-bearing demand	31,140	32,325
Savings	146,806	117,589
Time	261,034	386,786
Total deposits	493,527	589,450
Short-term borrowings	12,761	12,572
Long-term borrowings	10,000	18,000
Accrued interest payable	705	1,204
Liabilities of company held for disposal	1,090	1,171
Other liabilities	2,197	2,765
Total liabilities	520,280	625,162
Commitments and contingent liabilities (Note 17)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,458	158,682
Accumulated deficit	(153,874)	(136,621)
Accumulated other comprehensive income (loss) related to available for sale securities	944	(1,290)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,592)	(4,893)
Accumulated other comprehensive loss, net	(4,648)	(6,183)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	68,753	84,695
Total liabilities and stockholders’ equity	$589,033	$709,857

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest and Dividend Income
Loans	$21,911	$27,161	$38,611
Loans held for sale	410	30	19
Securities:
Taxable	7,854	11,950	16,128
Tax-exempt	11	15	41
Dividends	—	—	30
Federal funds sold	104	253	1,312
Total interest and dividend income	30,290	39,409	56,141
Interest Expense
Deposits	8,692	16,602	22,743
Short-term borrowings	30	123	2,097
Long-term borrowings	547	917	774
Junior subordinated debentures	—	6,284	8,887
Total interest expense	9,269	23,926	34,501
Net interest income	21,021	15,483	21,640
Provision for loan losses	15,345	27,373	22,063
Net interest income (loss) after provision for loan losses	5,676	(11,890)	(423)
Noninterest Income
Loan fees	78	146	325
Deposit service charges	813	921	942
Other service fees	107	123	122
Other income	45	11	585
Total other-than-temporary impairment losses
Total impairment loss	(1,907)	(2,112)	(1,792)
Loss recognized in other comprehensive income	1,320	1,711	—
Net impairment loss recognized in earnings	(587)	(401)	(1,792)
Net gains on sale of securities	153	551	—
Net gains on sale of loans	111	139	34
Gain on sale of assets and deposits	349	10	4,150
Total noninterest income	1,069	1,500	4,366
Noninterest Expense
Compensation and employee benefits	10,175	12,950	16,375
Equipment	1,021	1,407	1,884
Occupancy and premises	2,258	2,157	2,700
Data processing	771	904	1,089
Federal deposit insurance	1,910	1,805	697
Professional services	2,121	3,934	4,828
Write down and losses on assets	1,820	3,381	3,707
Other expense	3,922	4,456	8,576
Total noninterest expense	23,998	30,994	39,856
Loss from continuing operations before income taxes	(17,253)	(41,384)	(35,913)
Income tax expense	—	99	320
Loss from continuing operations	(17,253)	(41,483)	(36,233)
Discontinued operations:
Pretax income from discontinued operations	—	711	493
Income tax benefit	—	—	(1,341)
Income from discontinued operations	—	711	1,834
Net loss before extraordinary net gain	(17,253)	(40,772)	(34,399)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	54,497	—
Net income (loss)	(17,253)	13,725	(34,399)
Preferred stock dividends	—	—	—
Net income (loss) (attributable) available to common stockholders	$(17,253)	$13,725	$(34,399)

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations (continued)

	Years Ended December 31,
	2010	2009	2008
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.95)	$(2.28)	$(1.98)
Income from discontinued operations	—	0.04	0.10
Loss before extraordinary net gain	(0.95)	(2.24)	(1.88)
Extraordinary net gain	—	2.99	—
Net income (loss)	$(0.95)	$0.75	$(1.88)
Diluted:
Loss from continuing operations	$(0.95)	$(2.28)	$(1.98)
Income from discontinued operations	—	0.04	0.10
Loss before extraordinary net gain	(0.95)	(2.24)	(1.88)
Extraordinary net gain	—	2.99	—
Net income (loss)	$(0.95)	$0.75	$(1.88)
Weighted average shares-basic	18,127,892	18,217,608	18,333,779
Weighted average shares-diluted	18,127,892	18,313,520	18,333,779

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated Other	Stock Receivables and
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance at January 1, 2008	18,346,391	$18,346	$—	$158,398	$(117,537)	$1,382	$(283)	$60,306
Comprehensive loss:
Net loss	—	—	—	—	(34,399)	—	—	(34,399)
Other comprehensive loss:
Unrealized securities holding gains arising during the period, net	—	—	—	—	—	(11,390)	—	(11,390)
Total comprehensive loss								(45,789)
Stock option expense	—	—	—	215	—	—	—	215
Reduction of receivables from sale of stock	—	—	—	—	—	—	70	70
Balance at December 31, 2008	18,346,391	$18,346	$—	$158,613	$(151,936)	$(10,008)	$(213)	$14,802
Cumulative effect of adoption of ASC 320-10-65-1	—	—	—	—	1,590	(1,590)	—	—
Adjusted balance at January 1, 2009	18,346,391	$18,346	$—	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive income:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings, net of reclassification	—	—	—	—	—	1,711	—	1,711
Change in unrealized losses on securities available for sale, net of reclassification	—	—	—	—	—	4,255	—	4,255
Net realized gains on available for sale securities	—	—	—	—	—	(551)	—	(551)
Net income	—	—	—	—	13,725	—	—	13,725
Total comprehensive income								19,140
Issuance of preferred stock	—	—	51,000	—	—	—	—	51,000
Stock option expense	—	—	—	69	—	—	—	69
Purchase 205,836 shares from ESOP	—	—	—	—	—	—	(367)	(367)
Reduction of receivables from sale of stock	—	—	—	—	—	—	51	51
Balance at December 31, 2009	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(700)	—	(700)
Change in unrealized losses on securities available for sale	—	—	—	—	—	2,388	—	2,388
Net realized gains on available for sale securities	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(17,253)	—	—	(17,253)
Total comprehensive loss								(15,718)
Reversal of stock option compensation due to stock option forfeitures	—	—	—	(224)	—	—	—	(224)
Balance at December 31, 2010	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(17,253)	$13,725	$(34,399)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	56	(41)	(398)
Depreciation and other amortization	40	(350)	294
Provision for loan losses	15,345	27,373	22,063
Originations of loans held for sale	(3,556)	(15,322)	(4,764)
Proceeds from sale of loans held for sale	13,840	15,125	4,031
Net gain on sale of assets and deposits	(460)	(149)	(4,184)
Net gain on sale of securities	(153)	(551)	—
Write down and losses on assets	1,820	3,381	3,547
Impairment loss on investment securities	587	401	1,792
Decrease in interest receivable and other assets	519	1,913	3,582
Increase (decrease) in other interest payable and other liabilities	(1,046)	5,216	7,010
Operating cash flows of discontinued operations	—	(711)	(1,192)
Net cash provided by (used in) operating activities before extraordinary net gain	9,739	50,010	(2,618)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	(54,497)	—
Net cash provided by (used in) operating activities	9,739	(4,487)	(2,618)
Cash Flows from Investing Activities
Maturities of securities available for sale	6,911	28,248	70,591
Purchase of securities available for sale	—	(9,648)	(56,125)
Proceeds from sales of securities available for sale	1,107	13,308	—
Repayments of asset and mortgage-backed securities available for sale	49,636	72,243	46,420
Purchase of asset and mortgage-backed securities available for sale	—	—	(36,354)
Net decrease in Federal Home Loan Bank Stock	—	—	185
Net decrease in other investments	96	112	61
Net decrease (increase) in loans	27,201	43,153	(25,267)
Proceeds from sales of other real estate owned	1,377	477	777
Net cash received from the sale of branches	—	—	41,039
Premises and equipment disposals	7	17	82
Premises and equipment expenditures	(787)	(106)	(343)
Investing cash flows of discontinued operations	—	—	(222)
Net cash provided by investing activities	85,548	147,804	40,844
Cash Flows from Financing Activities
Increase (decrease) in deposits	(95,944)	(105,263)	35,678
Deposits sold	—	—	(83,704)
Repayments of long-term borrowings	(8,000)	(9,000)	—
Proceeds from long-term borrowings	—	—	15,000
Net increase (decrease) in short-term borrowings	189	(50,234)	(22,810)
Purchase of treasury shares	—	(367)	—
Net decrease in receivables from sale of stock	—	51	—
Net cash used in financing activities	(103,755)	(164,813)	(55,836)
Net decrease in cash and cash equivalents	(8,468)	(21,496)	(17,610)
Cash and cash equivalents, beginning of year	35,735	57,231	74,841
Cash and cash equivalents, end of year	$27,267	$35,735	$57,231
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense	$9,768	$18,767	$26,347
Income taxes	182	—	(831)
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	$5,979	$934	$405
Transfer of loans held for sale to other real estate owned	186	—	—
Transfer of loans to loans held for sale	4,715	10,118	—
Transfer of loans to assets of branches held for sale	—	—	4,010
Available for sale equity stock received from sale of subsidiary	—	—	955
Cumulative effect of adoption of ASC 320-10-65-1	—	1,590	—
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment of debentures, net	$—	$106,005	$—
Issuance of preferred stock	—	51,000	—
See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1- Nature of Operations, Emergence from Chapter 11 Bankruptcy and Regulatory Actions

Nature of Operations

The accompanying consolidated financial statements include financial information related to CIB Marine Bancshares, Inc. (“CIB Marine” or “Company”) and its wholly-owned subsidiaries. CIB Marine is a one-bank holding company with several non-bank subsidiaries. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. Effective June 26, 2009, CIB Marine’s Wisconsin state-chartered bank subsidiary, Marine Bank, merged with and into its Illinois state-chartered bank subsidiary, Central Illinois Bank, and the combined bank name was changed to CIB Marine Bank. On August 17, 2009, CIB Marine Bank changed its name to CIBM Bank (“Bank”). The primary sources of revenue are loans to small and middle-market business customers and investments in securities. CIBM Bank also offers a range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee, Indianapolis, and Phoenix markets.

Emergence from Chapter 11 Bankruptcy

As of April 30, 2009, the Company was in default on each of its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by the Company between March 2000 and September 2002. As a result, the holders of the TruPS (“TruPS Holders”) could have, at their discretion, accelerated the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding the pre-packaged Plan of Reorganization (“Plan”) that was presented to the TruPS Holders for their approval to exchange principal and accrued interest on the Debentures for two series of preferred stock.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, the Company filed the Plan in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). The restructuring of the Company pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (“Confirmation Order”). The Company substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”) were issued. Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval (see Note 14-Stockholders’ Equity). Under the Plan, holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange.

On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

Regulatory Actions

CIB Marine is subject to a Written Agreement (“Written Agreement”) entered into with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

Effective April 2009, Marine Bank stipulated to a Cease and Desist Order (“C&D”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Wisconsin of Department of Financial Institutions Division of Banking which resulted from the high level of nonaccrual loans and the related impact on its financial condition. The C&D required, among other things, Marine Bank to take certain corrective actions which focused on reducing exposure to nonaccrual loans, imposed restrictions on lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10%, retaining qualified management, revising lending policies and procedures focused on documentation, maintaining an appropriate loan review and grading system, and adopting a comprehensive budget. The C&D was re-affirmed by the FDIC upon the merger of Marine Bank with and into Central Illinois Bank and continued to be applicable to CIBM Bank. When Marine Bank merged with and into Central Illinois Bank to form CIBM Bank, the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”) assumed state regulatory authority over the institution. CIBM Bank entered into a Consent Order with the FDIC and IDFPR (“Consent Order”) in the second quarter of 2010 that was similar to the order Marine Bank was subject to prior to its merger with Central Illinois Bank, and included the following additional provisions: the development of a management plan and implementing its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, the maintenance of a minimum total risk-based capital ratio of 12%, and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies.

At December 31, 2010 and 2009, CIB Marine’s capital ratios are above the minimum requirement of the Written Agreement. At December 31, 2010 and 2009, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and was classified as “adequately capitalized” and believes it is in substantial compliance with the other requirements set forth in the Consent Order. See also Regulatory Capital section of Note 14-Stockholders’ Equity.

Note 2-Summary of Significant Accounting Policies

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”). During 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification” or “ASC”) to become the single source of authoritative, nongovernmental GAAP.

Consolidation

The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, LLC (“CIB Construction”), was a steel fabrication and erection company, which was acquired in 2002 as a result of collection activities. Since the third quarter of 2003, Canron has been in the process of voluntary liquidation. In August 2005, Canron authorized and began liquidation distributions to its shareholders, and in December 2006, Canron filed Articles of Dissolution. At both December 31, 2010 and 2009, Canron’s net assets as presented in the consolidated balance sheets of CIB Marine were zero. Accordingly, minority interest in Canron is not reflected in the consolidated financial statements.

In 2009, CIB Marine liquidated its wholly-owned operating nonbanking subsidiaries, CIB Marine Information Services, Inc. and Mortgage Services, Inc. In addition, at December 31, 2010, CIB Marine had two wholly-owned nonbanking subsidiaries that had ceased operations during 2003 and are in the process of winding down: CIB Marine Capital, LLC (“CIB Marine Capital”); and CIB Construction.

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

Cash Flows

For purposes of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet captions “Cash and Due from Banks” “Reverse Repurchase Securities” and “Federal Funds Sold,” all of which mature within ninety days.

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

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, determined on an individual loan basis. When a loan is transferred to held for sale, the loan’s carrying value is compared to its fair value and any shortfall in value is recorded as a charge-off to the allowance for loan losses. All subsequent net declines in fair value of loans held for sale are recorded to noninterest expense. In the event that loans held for sale are reclassified to loans held in portfolio, the loans are transferred at lower of cost or fair value on the date of transfer, forming the new cost basis of such loans. The cash proceeds from the sale of loans that were reclassified from loans held in portfolio to loans held for sale are classified as investing activities in the Consolidated Statements of Cash Flows. Loans are generally sold with servicing rights released.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance when management believes that the collectibility of the principal amount is confirmed and where loans are transferred to loans held for sale at an amount less than the original carrying balance. Recoveries of amounts previously charged-off are credited to the allowance. The provision for loan losses is reported in the statements of operations and includes the expense for probable losses on unfunded loan commitments and standby letters of credit. Estimated losses on unfunded loan commitments and standby letters of credit are accrued and included in other liabilities.

Management periodically reviews the loan portfolio in order to establish an allowance for loan losses that are probable at the reporting date. The allowance for loan losses is based on management’s evaluation of individual loans and the entire loan portfolio, including but not limited to, such factors as the volume and character of loans outstanding, changes in levels and trends of impaired, other nonaccrual loans and delinquencies, and historical losses and related migration analysis on  each portfolio segment, the risk inherent in specific loans, expected loan repayments, concentrations of loans to specific borrowers or industries, existing national and local economic conditions, the fair value of underlying collateral on individual loans and other relevant environmental or other factors which could affect potential credit losses.

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

A commercial, commercial real estate or construction and development loan is considered impaired when, based on current information and events, it is probable that CIB Marine will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. For the purposes of impairment testing; commercial nonaccrual loans greater than $350,000, all TDR, substandard, and doubtful loans; and all 90 days past due still accruing loans are individually evaluated for impairment each quarter. Consumer-related TDR loans are individually evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools. The required valuation allowance is included in the allowance for loan losses in the Consolidated Balance Sheets. Cash collections on impaired loans which are individually evaluated are credited to the loan receivable balance and no interest income is recognized on those loans until the loan is no longer considered impaired.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual residential real estate, home equity or other consumer loans for impairment unless they are TDRs. For commercial, commercial real estate or construction and development loans which are not individually evaluated or are individually evaluated but found not to be impaired, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned credit risk grade and the general collateral type. A loss rate reflecting the expected losses inherent in a group of loans is derived based upon estimates of expected loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; industry conditions; effects of change in credit concentrations; and off-balance sheet positions. The amount of the estimated impairment for individually evaluated commercial, commercial real estate and construction and development loans and the estimate for collectively evaluated loans are added together for a total estimate of loan losses.

The reserve level for the purchased home equity pool is based on loss migration analysis for that pool, economic conditions such as overall employment data, stability of home prices in the states where the largest concentration of mortgages are held, delinquency trends of the portfolio, and levels of loan modification activity.

Consistent with regulatory guidelines and its loan policy, CIB Marine promptly charges-off commercial, commercial real estate, construction and development, residential real estate, home equity and other consumer loans, or portions thereof, when available information confirms that specific losses are uncollectible. Information that may be used in determining the uncollectible nature of a loan includes, but is not limited to, the deteriorating financial condition of the borrower, declining collateral values, and/or legal action, including bankruptcy, that impairs the borrower’s ability to meet its obligations. For the purchased home equity pools, 100% of the outstanding principal balance of each loan in the pool is charged-off when a loan becomes 90 days past due.

Management believes that the allowance for loan losses provides for probable incurred losses at December 31, 2010 and 2009. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in the loan portfolio and/or in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review CIB Marine’s allowance for loan losses. Such agencies may require CIB Marine to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

CIB Marine has identified seven loan segments for disclosure based on the materiality of the amount outstanding and differences in the underwriting guidelines, loan approval process or loan review function. Commercial loans totaled $330.3 million or 80% of total gross loan exposure at December 31, 2010, and are diversified along the following categories:

Commercial These represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are commercial customers doing business within our geographic regions and are generally underwritten individually and secured with the assets of the company, excluding commercial real estate, and/or the personal guarantee of the business owners. The underwriting process focuses primarily on the cash flow from operations and liquidity to repay the debt, but also considers degree of leverage, the type and amount of collateral and the strength of the guarantors.

Commercial real estate These consist of loans secured primarily by commercial real estate and including both owner occupied loans and non-owner occupied loans. For income producing properties the underwriting process focuses on the cash flow available from rents and for other properties on the cash flow from operations available to service the debt; as well for both on the liquidity, the degree of leverage and the strength of the guarantors, if any. Risk is mitigated with a secondary source of repayment by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement at the time of origination. These loans are made to finance properties of the following types: office, retail, hospital, clinics, multifamily residential, warehouse, nursing homes and assisted living and others. They are normally repaid through cash flows related to the operation, sale, or refinance of the property.

Construction and development These are loans to individuals, companies, or developers used for the construction of a commercial or residential property for which repayment will be generated by the sale or permanent financing of the property. The portfolio primarily consists of construction projects for both owner and non-owner occupied properties as well as improved and unimproved land. Generally, these loans are for construction projects that have been presold, preleased, or have secured permanent financing, as well as loans to real estate companies with significant equity invested in each project.

Total consumer and residential loans were $84.5 million at December 31, 2010, and represented 20% of total gross loan credit exposure. The consumer and residential portfolio was diversified as follows:

Home equity Home equity lending includes both home equity loans and lines-of-credit within the various markets of CIB Marine. This type of lending, which is secured primarily by a second mortgage on the borrower’s residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended and subsequent changes in these values impact the severity of losses. Underwriting of these loans focuses on the borrower’s debt-to-income, their repayment experience and status, the source and stability of income and the loan-to-value (“LTV”) at the time of origination.

Residential real estate Residential real estate loans represent first lien mortgage loans to in-market borrowers for the purchase or refinance of a residential property. These loans are generally financed with 15 to 30 year amortization terms with either an adjustable rate or a balloon payment at a shorter maturity date. These are extended to borrowers to finance 1-4 family properties, but primarily single unit properties that serve as a primary residence. Underwriting of these loans focuses on debt-to-income, repayment experience and status, the source and stability of income and the LTV at the time of origination.

Purchased home equity pools These loans represent two closed-end pools of fixed-rate, second-lien home equity loans made to borrowers largely outside of CIB Marine’s markets.

Other consumer loans These are primarily single-pay or installment loans to in-market customers. Underwriting of these loans focuses on debt-to-income, repayment experience and status, the source and stability of income and liquidity at the time of origination.

Unpaid principal balance represents contractual principal amounts due to the Company. Recorded investments is unpaid principal balances less previously recorded charges-offs and excludes accrued interest and deferred loan costs. At December 31, 20110, accrued interest receivable and deferred loan cost were $1.4 million and $1.0 million.

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

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets that have been received in satisfaction of debt. OREO is transferred at fair value and subsequently measured for impairment. Any valuation adjustments required at the date of transfer to OREO are charged to the allowance for loan losses. OREO income in the consolidated statements of income includes rental income from properties and gains on sales. Property expenses, which include carrying costs, required valuation adjustments and losses on sales, are reported as expenses in the consolidated statements of income.

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

Stock-Based Compensation

Fair value has been estimated using the Black-Scholes model as defined in the accounting standards. CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures are adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and also impacts the amount of stock compensation expense to be recorded in future periods. The benefits of tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow rather than an operating cash flow.

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

CIB Marine provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income tax. At December 31, 2010, CIB Marine management believes it has appropriately accounted for any unrecognized tax benefits. To the extent CIB Marine prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be effected.

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

At December 31, 2010, CIB Marine determined it had one reportable continuing business segment. CIB Marine, through the branch network of its banking subsidiary, provides a broad range of financial services to companies and individuals in Illinois, Wisconsin, Indiana and Arizona. These services include commercial and retail lending and accepting deposits. While CIB Marine’s chief operating decision makers monitor the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) (attributable) available to common shareholders by the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) (attributable) available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and the potential conversion of Series B preferred stock. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method. Stock options deemed antidilutive are not included in the earnings (loss) per share calculation.

Derivative and Hedging Activities

CIB Marine’s mortgage banking activities include the issuance of rate lock commitments for residential real estate loans. For residential real estate loans CIB Marine intends to sell, the interest rate lock commitment and the residential real estate loan held for sale are hedged with a best efforts contract which operates like a forward contract to sell the loan only if the loan is originated as agreed with the buyer. Currently, a hedging relationship is not established between the interest rate lock commitments and the residential real estate loans held for sale with the best efforts contracts. CIB Marine is in a short position with respect to the forward contracts, whereby CIB Marine agrees to sell residential real estate loans held for sale at a pre-established price at some future date, and in a long position with the residential real estate loans held for sale.

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

In January 2010, the FASB amended existing guidance to improve disclosure requirements related to fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

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

In July 2010, the FASB issued new guidance which significantly expanded the existing disclosure requirements about credit quality and exposure to credit losses in the loan portfolio, including those of financial institutions. The objective of the new guidance was to provide readers of the financial statements with enhanced disclosures to better understand the nature of credit risk in the loan portfolios, how that risk is analyzed in determining the related allowance for loan losses, and changes to the allowance during reporting periods. The enhanced disclosures are to be provided at the disaggregated or portfolio segment level, as well as by class level. This guidance addressed only disclosures and did not seek to change the recognition or measurement of credit losses. The enhanced disclosures became effective for interim and annual reporting periods after December 15, 2010.

Note 3-Cash and Due from Banks

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $5.1 million and $5.6 million were maintained to satisfy federal regulatory requirements at December 31, 2010 and 2009, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 4-Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair values of securities at December 31, 2010 and 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2010
U.S. government agencies	$12,527	$389	$—	$12,916
States and political subdivisions	29,306	984	842	29,448
Trust preferred collateralized debt obligations	8,359	—	5,374	2,985
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	43,106	2,081	—	45,187
Residential mortgage-backed securities (non-agencies (1))	38,078	266	2,152	36,192
Total securities available for sale	$131,526	$3,720	$8,368	$126,878
December 31, 2009
U.S. government agencies	$18,588	$911	$—	$19,499
States and political subdivisions	30,126	858	238	30,746
Trust preferred collateralized debt obligations	8,535	—	4,873	3,662
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	67,697	2,689	—	70,386
Residential mortgage-backed securities (non-agencies (1))	63,103	92	5,641	57,554
Equity security	955	19	—	974
Total securities available for sale	$189,154	$4,569	$10,752	$182,971

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Securities available for sale with a carrying value of $74.1 million and $132.3 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2010, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,578	$5,620
Due after one year through five years	16,382	17,321
Due after five years through ten years	15,544	15,046
Due after ten years	12,838	7,512
	50,342	45,499
Residential mortgage-backed securities (agencies)	43,106	45,187
Residential mortgage-backed securities (non-agencies)	38,078	36,192
Total securities available for sale	$131,526	$126,878

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
States and political subdivisions	$5,553	$842	$—	$—	$5,553	$842
Trust preferred collateralized debt obligations	—	—	2,985	5,374	2,985	5,374
Residential mortgage-backed securities (non-agencies)	1,495	48	23,898	2,104	25,393	2,152

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Total securities with unrealized losses	$7,048	$890	$26,883	$7,478	$33,931	$8,368
Securities without unrealized losses					92,947
Total securities					$126,878

December 31, 2009
States and political subdivisions	$6,595	$174	$899	$64	$7,494	$238
Trust preferred collateralized debt obligations	—	—	3,662	4,873	3,662	4,873
Residential mortgage-backed securities (non-agencies)	5,902	17	43,591	5,624	49,493	5,641
Total securities with unrealized losses	$12,497	$191	$48,152	$10,561	$60,649	$10,752
Securities without unrealized losses					122,322
Total securities					$182,971

For those securities with fair value less than cost at December 31, 2010 because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI, except for the following: (1) six residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.3 million credit-related OTTI recognized during 2009 and $0.5 million recognized during 2010, and (2) two trust preferred collateralized debt obligations with $0.1 million credit-related OTTI recognized during 2009 and $0.1 million recognized during 2010.

Proceeds from the sales of securities available for sale during 2010 and 2009 were $1.1 million and $13.3 million and CIB Marine realized a $0.2 million and $0.6 million gain on sale, respectively, for those periods. There were no sales of securities during 2008.

Net unrealized losses on investment securities at December 31, 2010, were $4.6 million compared to $6.2 million at December 31, 2009. At December 31, 2010, trust preferred collateralized debt obligations accounted for $5.4 million and Non-agency MBS accounted for $1.9 million in net unrealized losses. The remaining securities had net unrealized gains of $2.6 million at December 31, 2010.

States and Political Subdivisions (“Municipal Securities”). At December 31, 2010, for those Municipal Securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one security rated B with a par value of $2.5 million, amortized cost of $2.5 million and fair market value of $1.9 million, to be repaid with ad valorem property taxes. In addition, unrated Municipal Securities totaled $2.8 million par value, $2.8 million amortized cost and $2.6 million in fair value and are to be repaid with ad valorem property taxes. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its Municipal Securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss. As a result, CIB Marine has not recognized any credit or non-credit related OTTI on its Municipal Securities.

Trust Preferred Collateralized Debt Obligations. At December 31, 2010, CIB Marine held $8.7 million par value, with an amortized cost of $8.4 million and fair value of $3.0 million, of trust preferred collateralized debt obligations. The fair value of these securities was $3.7 million at December 31, 2009. To a limited extent these securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section.

CIB Marine evaluates securities in its portfolio for credit-related OTTI by evaluating estimated discounted cash flows and comparing this to the current amortized cost of each respective security. When the estimated discounted cash flows are less than the current amortized cost of a security, a credit-related OTTI charge is recognized through earnings.

Key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.5% and declining towards 0.25% by year 2014, loss severity rates of approximately 85% and prepayment speeds of approximately 1% per annum. In addition, individual issuers within the collateral pool were evaluated for potential default based on performance information, and those amounts were compared to the current assessed level of defaults that would reduce the yield through the maturity of the securities from the original yield at acquisition. Resulting cash flows were projected considering the affects of related subordinated securities and various waterfall rules applied to CIB Marine’s security and those related to other securities that were issued and that share a senior or subordinated interest in the collateral pool. From these projected cash flows, expected credit loss outcomes through maturity were derived for CIB Marine’s security holdings.

CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its trust preferred collateralized debt obligations before recovery of their amortized cost bases, which may be at maturity. For information on these securities see the table below titled “Trust Preferred Collateralized Debt Obligations.” For CIB Marine’s holdings in PreTSL 23 and 26 at December 31, 2010, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of these securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date and are expected to continue to receive PIK rather than cash for an extended period of time. Taken in combination with expanded expected future deferrals and defaults given the deterioration in the financial industry, these two securities are considered to be OTTI. The cash that is received from performing issuers in each respective collateral pool will be directed to pay down the par values of certain classes senior to the class held by CIB Marine, thereby reducing the more senior classes’ par values and future interest payments and, by this process, improving the collateral position of CIB Marine’s subordinated classes. In effect, PIK acts like a compounding of interest for CIB Marine’s holdings and will continue until such time as certain collateral thresholds are restored, if they are restored, at which time payments in cash will resume. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for credit-related OTTI of $0.1 million recorded during 2009 and $0.1 million recorded during 2010. It is estimated that for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, it would take an additional 10% and 17%, respectively, of currently performing collateral to immediately defer or default for there to be a reduction in the yield through the maturity of the securities from the original yield at acquisition (a “Break in Yield”).

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26, CIB Marine considers them to be OTTI and had recorded $0.1 million in credit-related OTTI during 2009 and $0.1 million during 2010, and placed them on nonaccrual. Further deterioration in the financial industry beyond what is currently expected potentially could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $5.4 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) at December 31, 2010 is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. With the exception of the contractual PIK process described earlier in this section, the respective securities were performing as to full and timely payments at December 31, 2010, as required under the contractual arrangements.

Additional information at December 31, 2010, related to these debt obligations and related OTTI is provided in the table below:

At or For the Year Ended December 31, 2010
Trust Preferred Collateralized Debt Obligations
Deal	Class (1)	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Collateral Balances/ Break in Yield (3)/Coverage (4)
(Dollars in thousands)
PreTSL 23	C-FP	$747	$102	$67	$(645)	C/NR/C	26/10/(20)
PreTSL 26	B-1	3,845	595	103	(3,250)	Ca/NR/CC	30/17/(23)
PreTSL 27	A-1	1,856	1,141	—	—	Baa3/CCC/BB	27/37/17
PreTSL 28	A-1	1,911	1,147	—	—	Baa3/CCC/BB	20/39/30

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

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security. At December 31, 2010, CIB Marine had Non-agency MBS holdings of $39.3 million par value with a fair value of $36.2 million, down from holdings at December 31, 2009 of $64.2 million par value with a fair value of $57.6 million. The decline of $24.9 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through December 31, 2010, have all been timely and in full except for one security with credit-related OTTI, where payments received have been timely but at amounts reduced by losses previously recognized as credit-related OTTI.

At the time of purchase each of Moody’s, Standard and Poor’s or Fitch’s (“rating agencies”) ratings, where rated, for CIB Marine’s Non-agency MBS were AAA. In every case at least two of the rating agencies had rated each security. At December 31, 2010, securities with a par value of $26.1 million and unrealized losses of $1.9 million were below investment grade compared to securities with a par value of $24.0 million and unrealized losses of $4.1 million at December 31, 2009. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of the rating agencies.

At December 31, 2010
Total Residential Mortgage-Backed Securities (non-agency) Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$10,105	$9,955	$159
AA	1,080	1,074	(46)
A	1,999	1,985	(52)
BB or below (1)	26,073	25,064	(1,947)
Total	$39,257	$38,078	$(1,886)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

The predominant form of underlying collateral in the Non-agency MBS is fixed-rate, first lien single family residential mortgages of both conforming and jumbo mortgage size, with both traditional and non-traditional underwriting qualities (e.g., prime jumbo, conforming Alt-A and jumbo Alt-A, each of which includes reduced documentation types). CIB Marine’s Non-agency MBS are senior in position to subordinated tranches of securities issued to absorb losses, to the extent they are still able, prior to CIB Marine’s securities. The securities have issue dates between and including 2002 through 2006. At December 31, 2010, the issues from 2004 or earlier represented $12.7 million in amortized cost with a fair value of $12.8 million and an unrealized gain of $0.1 million, and the issue dates from 2005 through 2006 represented $25.4 million in amortized cost with a fair value of $23.4 million and an unrealized loss of $2.0 million. At December 31, 2010, the balance-weighted mean and median percentages for each security, respectively, of various delinquency and nonperformance measures to the total mortgage loans collateralizing those securities were: (1) 6.4% and 2.5%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to OREO; (2) 4.6% and 2.4%, respectively, for loans in foreclosure plus OREO; and (3) 11.0% and 5.9%, respectively, for the total of loans 60 or more days past due, in foreclosure and OREO. With respect to the ratios reported in (3), the range across the securities was 0.0% to 35.7%. The State of California is the only geographic concentration over 20% in at least one of the respective residential mortgage collateral pools backing the securities. In addition, across the securities in the portfolio, it has a range of 15% to 100% of the residential mortgage collateral for each security, but with the majority of those securities within a range of 30% to 50%.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity, except for six securities where CIB Marine does not expect to recover the entire amortized cost of the securities. For those securities, OTTI recognized in earnings was $0.3 million during all of 2009 and $0.5 million during 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determines that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases. Prior to 2009, all OTTI, credit and non-credit related, was required to be recognized into earnings.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for 2010 included annualized prepayment speeds ranging between 5% and 12%, future cumulative default rates ranging between 21% and 48%, weighted average loss severity rates ranging between 39% and 57%, and resulting future cumulative collateral loss rates ranging between 8% and 27%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At or For the Year Ended December 31, 2010
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (3)	Range of Mean Original LTVs (3)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$—	$—	$—	$—	NA	NA	NA	NA
Below Investment Grade (1)	12,041	10,343	(1,020)	(1,697)	11 – 36%	66 - 73%	2005-2006	0 – 10%
Total	$12,041	$10,343	$(1,020)	$(1,697)	11 – 36%	66 - 73%	2005-2006	0 – 10%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
(2)
During 2008, $1.6 million of non-credit related OTTI was recognized in earnings as well. This was added back to retained earnings (but not through earnings) and transferred to AOCI on adoption of ASC 320-10-65 on January 1, 2009.

(3)
Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Nonperforming loans here means past due 60 or more days, in foreclosure or held as OREO. The full amount of nonperforming loans are not expected to translate into a dollar-for-dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Equity Securities. At December 31, 2010, CIB Marine held no marketable equity securities. At December 31, 2009, CIB Marine held marketable equity securities from a single issuer amounting to $1.0 million in cost basis and $1.0 million in fair value. During 2010, all of the other securities were sold resulting in net proceeds of $1.1 million and a gain on sale of securities of $0.2 million.

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

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the years ended December 31, 2010 and 2009:

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning of year balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in AOCI	$603	$202
Additions for the amount related to credit loss for which an OTTI was not previously recognized	420	67
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	167	334
End of year balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,190	$603

Note 5-Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	At December 31, 2010		At December 31, 2009
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$53,971	13.0%	$71,921	15.3%
Commercial real estate	240,491	58.0	243,811	51.9
Construction and development	35,816	8.6	49,795	10.7
Residential real estate	16,005	3.9	19,322	4.1
Home equity	38,896	9.4	46,778	9.9
Purchased home equity pools	26,975	6.5	35,054	7.5
Other consumer	2,620	0.6	2,701	0.6
Gross loans	414,774	100.0%	469,382	100.0%
Deferred loan costs	1,004		1,286
Loans	415,778		470,668
Allowance for loan losses	(14,645)		(16,240)
Loans, net	$401,133		$454,428

The following table presents the aging of the recorded investment in past due loans at December 31, 2010:

	At December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$90	$17	$215	$322	$53,649	$53,971
Commercial real estate:
Owner occupied	—	—	—	—	64,494	64,494
Non-owner occupied	4,617	110	6,545	11,272	164,725	175,997
Construction and development	5,192	1,281	5,654	12,127	23,689	35,816
Residential real estate:
Owner occupied	294	169	30	493	12,082	12,575
Non-owner occupied	—	—	1	1	3,429	3,430
Home equity	514	282	472	1,268	37,628	38,896
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$10,886	$2,464	$12,917	$26,267	$389,511	$415,778

The following table lists information on nonaccrual, restructured and certain past due loans:

	At December 31,
	2010	2009
	(Dollars in thousands)
Nonaccrual-loans	$33,426	$50,812
Nonaccrual-loans held for sale	1,112	7,056
Restructured loans	5,544	831
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans at December 31, 2010:

At December 31, 2010
Nonaccrual Loans
(Dollars in thousands)
Commercial	$2,568
Commercial real estate:
Owner occupied	6,433
Non-owner occupied	9,322
Construction and development	12,526
Residential real estate:
Owner occupied	1,313
Non-owner occupied	1
Home equity	1,263
Total	$33,426

Almost all nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances at December 31, 2010 and 2009 follow:

	At December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans without a specific allowance	$24,536	$36,205
Impaired loans with a specific allowance	12,507	15,168
Total impaired loans	$37,043	$51,373
Specific allowance related to impaired loans	$3,877	$3,785

The average recorded investment in total impaired loans for the years ended December 31, 2010, 2009 and 2008 amounted to $47.2 million, $39.9 million and $17.8 million, respectively. Interest income recognized on total impaired loans in 2010, 2009 and 2008 amounted to $0.1 million, $0.03 million and $1.2 million, respectively. The gross income that would have been recognized had such loans been performing in accordance with their original terms would have been $2.1 million, $2.5 million and $0.7 million in 2010, 2009 and 2008, respectively.

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2010:

	At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance:
Commercial	$654	$352	$—
Commercial real estate:
Owner occupied	8,953	6,423	—
Non-owner occupied	7,506	4,280	—
Construction and development	20,872	12,494	—
Residential real estate:
Owner occupied	616	616	—
Non-owner occupied	—	—	—
Home equity	267	267	—
Purchased home equity pools	—	—	—
Other consumer	104	104	—
	$38,972	$24,536	—

With an allowance recorded:
Commercial	$2,190	$2,190	$1,028
Commercial real estate:
Owner occupied	—	—	—
Non-owner occupied	7,392	7,140	2,541
Construction and development	—	—	—
Residential real estate:
Owner occupied	845	841	121
Non-owner occupied	—	—	—

	At December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
Home equity	1,843	1,843	131
Purchased home equity pools	483	483	49
Other consumer	10	10	7
	12,763	12,507	3,877

Total	$51,735	$37,043	$3,877

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$16,240	$19,242	$20,706
Charge-offs	(18,667)	(30,861)	(25,558)
Recoveries	1,727	486	1,888
Net loan charge-offs	(16,940)	(30,375)	(23,670)
Allowance on loans sold	—	—	(581)
Transfer from accrual for unfunded standby letters of credit to funded standby letters of credit (1)	—	—	510
Provision for loan losses	15,345	27,373	22,277
Balance at end of year	$14,645	$16,240	$19,242
Allowance for loan losses as a percentage of loans	3.52%	3.45%	3.47%

(1)
The provision for loan losses as presented in the consolidated statement of operations is net of $0.2 million recovery of accrued unfunded commitments and standby letters of credit for the year ended December 31, 2008.

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at December 31, 2010:

	At December 31, 2010
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Dollars in thousands)
Allowance for loan losses:
Commercial	$1,028	$1,663	$2,691
Commercial real estate	2,541	4,925	7,466
Construction and development	—	873	873
Residential real estate	121	230	351
Home equity	131	725	856
Purchased home equity pools	49	2,300	2,349
Other consumer	7	52	59
Total ending allowance for loan losses	$3,877	$10,768	$14,645

Loans:
Commercial	$2,542	$51,429	$53,971
Commercial real estate	17,843	222,648	240,491
Construction and development	12,494	23,322	35,816
Residential real estate	1,457	14,548	16,005
Home equity	2,110	36,786	38,896
Purchased home equity pools	483	26,492	26,975
Other consumer	114	2,506	2,620
Total gross loans	$37,043	$377,731	$414,774
Deferred loan costs			1,004
Total loans			$415,778

Troubled Debt Restructurings

The Company has allocated $1.7 million and $0.9 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings at December 31, 2010 and 2009, respectively. The Company has no additional lending commitments at December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached the TDR is classified as a restructured loan. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing, and there were no unfunded commitments on these loans. At December 31, 2009, there were $14.4 million TDR loans, of which $13.6 million were classified as nonaccrual and $0.8 million were classified as restructured loans and accruing.

Credit Quality Indicators

CIB Marine categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. CIB Marine analyzes commercial, commercial real estate and construction and development loans individually by classifying the loans as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through quarterly monitoring of the portfolio, annual internal credit reviews for loans greater than $1 million at the time of refinance or troubled debt restructuring and annual independent loan reviews that sample a majority of loan balances targeted to higher risk and higher concentrated areas of the portfolio. CIB Marine uses the following definitions for credit risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard-Accrual. Loans classified as substandard-accrual have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. Such loans are characterized by an increased possibility that the institution will sustain some loss if the deficiencies are not corrected; however, based on recent experience and expectations for future performance are on accrual status.

Substandard-Nonaccrual. Loans classified as substandard-nonaccrual have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Such loans are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected, and they are on nonaccrual status.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable.

CIB Marine categorizes residential, home equity, the purchased home equity pools and other consumer loans into risk categories based on relevant information obtained at the time of origination about the ability of the borrower(s) to service their debt, such as current financial information, employment status and history, historical payment experience, credit scores, and type and amount of collateral among other factors. CIB Marine updates relevant information for these types of loans at the time of refinance, troubled debt restructuring or other indications of financial difficulty (e.g., past due status 90 days or more). All new loans are rated Pass at the time of origination. At origination, credit score and LTV play a significant role in the approval of the credit and borrowers are required to have a credit score above 640 and, where collateralized, a LTV of 100% or less depending on the type of collateral. CIBM Bank does not originate subprime loans or non-traditional residential real estate loans. If new information obtained indicates deteriorated risk, the loan is downgraded using the same category descriptions as used for commercial, commercial real estate and construction and development loans. In addition, CIB Marine further considers current payment status as an indicator of which risk category to assign the borrower, but only in the direction of a deteriorated risk category. Loans past due 60-89 days are classified as substandard-accrual and loans 90 days or more past due are classified as doubtful. In the special case of the loans that are part of the purchased home equity pools, loans past due 27-86 days or a reduced documentation type with a LTV greater than 80% or a FICO less than 780 at origination are considered substandard-accrual, and at 87 days past due they are charged-off in full. As a result there are no balances for these loans in substandard-nonaccrual or doubtful categories.

The greater the level of deteriorated risk as indicated by a loan's assigned risk category, the greater the likelihood a loss will occur in the future. If the loan is impaired then the loan loss reserves for the loan is recorded at the loans level of impairment. If the loan is not impaired, then its loan loss reserves are determined by the application of a loss rate that increases with risk in accordance with CIB Marine’s allowance for loan loss policy.

Loans not meeting the criteria above for risk categorization as part of the above described processes are considered to be pass-rated loans. All loans are rated. At December 31, 2010 and based on the most recent analysis performed the risk category of loans by class of loans is as follows:

	At December 31, 2010
	Pass	Special Mention	Substandard- Accrual	Substandard- Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
Commercial	$39,301	$11,902	$200	$2,568	$—	$53,971
Commercial real estate:
Owner occupied	56,627	1,036	398	6,433	—	64,494
Non-owner occupied	131,700	22,541	12,434	9,322	—	175,997
Construction and development	19,429	673	3,188	12,526	—	35,816
Residential real estate:
Owner occupied	10,309	344	608	1,283	30	12,574
Non-owner occupied	3,430	—	—	—	1	3,431
Home equity	35,977	567	1,089	791	472	38,896
Purchased home equity pools	16,979	—	9,996	—	—	26,975
Other consumer	2,203	302	115	—	—	2,620
	$315,955	$37,365	$28,028	$32,923	$503	414,774
Deferred loan costs						1,004
Total						$415,778

During 2006 and in 2007, CIB Marine purchased a $47.8 million and $48.2 million, respectively, pool of fixed rate second lien home equity loans. At December 31, 2010 and 2009, the combined remaining balance of these two purchased pools was $27.0 million and $35.1 million, respectively, with an allocated allowance for loan losses of $2.3 million and $3.9 million, respectively. Net charge-offs related to these pools for the year ended December 31, 2010 were $4.2 million compared to $11.5 million for the year ended December 31, 2009.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.3 million and $1.5 million at December 31, 2010 and 2009, respectively.

At both December 31, 2010 and 2009, CIB Marine had nominal outstanding principal balances on loans secured, or partially secured, by CIB Marine stock. No specific reserves were allocated to these loans at December 31, 2010 and 2009. Loans made specifically to enable the borrower to purchase CIB Marine stock and which were not adequately secured by collateral other than the stock have been classified as receivables from sale of stock, recorded as contra-equity and are not included in this balance.

Director and Officer Loans

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of and conduct banking transactions with CIBM Bank in the ordinary course of business. The loans to directors and principal officers were current at December 31, 2010. The activity in these loans during 2010 and 2009 is as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$1,969	$3,331
New loans	296	596
Repayments	(807)	(1,958)
Balance at end of year	$1,458	$1,969

Note 6-Premises and Equipment, net

The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	At December 31,
	2010	2009
	(Dollars in thousands)
Land	$1,146	$1,146
Buildings	3,780	3,713
Leasehold improvements	1,122	1,173
Furniture and equipment	7,619	7,911
	13,667	13,943
Less: accumulated depreciation	(8,610)	(8,896)
	$5,057	$5,047

Depreciation expense for 2010, 2009 and 2008 was $0.6 million, $0.7 million and $1.3 million, respectively. Total rental expense, which includes the acceleration of lease expense on branches closed for 2010, 2009 and 2008 was $1.2 million, $1.1 million and $1.3 million, respectively.

CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2020. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2010.

At December 31, 2010
(Dollars in thousands)
2011	$896
2012	744
2013	446
2014	343
2015	269
Thereafter	732
$3,430

Note 7-Other Real Estate Owned

A summary of other real estate owned is as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$830	$980
Transfer of loans at net realizable value to OREO	5,979	934
Transfer of loans held for sale at net realizable value to OREO	186	—
Sale proceeds	(1,377)	(477)
Net gain from sale of OREO	49	2
Write down and losses on OREO	(353)	(609)
Balance at end of year	$5,314	$830

During 2010, 2009 and 2008, net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $0.6 million, $0.7 million and $0.3 million, respectively.

Note 8-Company Held For Disposal and Discontinued Operations

At December 31, 2010 and 2009, assets and liabilities of company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly owned subsidiary, CIB Construction, including CIB Construction’s subsidiary Canron. The gross consolidated assets and liabilities of CIB Construction are reported separately on the consolidated balance sheets at their estimated liquidation values less costs to sell. Banking regulations limit the holding period for assets not considered to be permissible banking activities and which have been acquired in satisfaction of debt previously contracted to five years, unless extended. CIB Construction is subject to these restrictions, and CIB Marine has received an extension from the banking regulators to hold Canron until December 31, 2011.

CIB Construction acquired 84% of the outstanding stock of Canron through loan collection activities in 2002. In the third quarter of 2003, the Board of Directors of Canron authorized management to cease operating Canron and commence a wind down of its affairs, including a voluntary liquidation of its assets. In August 2005, Canron authorized and began liquidation distributions to its shareholders and, in December 2006, Canron filed Articles of Dissolution. At both December 31, 2010 and 2009, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 9-Sale of Branches and Other Assets

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

At December 31, 2010 and 2009, other investments, reported in other assets, totaled $0.8 million and $1.0 million, respectively, all of which were illiquid. During 2010, CIB Marine recorded a $0.2 million impairment loss on other investments and no impairment losses were recognized in 2009 or 2008. If different assumptions or conditions were to prevail, the carrying value of these investments may need to be further reduced and a loss recorded.

Note 10-Federal Home Loan Bank Chicago

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

In 2007, the FHLBC entered into a consensual Cease and Desist Order (“FHLBC C&D”) with its regulator, the Federal Housing Finance Board, now known as the Federal Housing Finance Agency (“FHFA”). Under the terms of the FHLBC C&D, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or other termination, are prohibited unless the FHLBC receives the prior approval of the Director of the Office of Supervision of the FHFA. In July of 2008, the FHFA amended the FHLBC C&D to permit the FHLBC to redeem at par its member’s capital stock which becomes excess capital stock above a member’s floor subject to certain conditions. FHLBC stock is not publicly traded and is restricted in that it can only be sold back at par to the FHLBC or another member institution, with the FHLBC and FHFA’s approval. At both December 31, 2010 and 2009, CIB Marine had $11.6 million in FHLBC stock, of which $1.5 million and $0.9 million, respectively, were required stock holdings to maintain the level of borrowings outstanding with the FHLBC. Impairment in FHLBC stock is recognized if the investor concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC no impairment has been recorded on the FHLBC stock during 2010, 2009 or 2008.

Note 11-Deposits

The aggregate amount of time deposits of $100,000 or more at December 31, 2010 and 2009 was $75.4 million and $112.9 million, respectively. Included in time deposits are brokered deposits of $8.0 million at December 31, 2009. There were no brokered deposits at December 31, 2010. Included in time deposits are public deposits totaling $3.3 million and $3.4 million at December 31, 2010 and 2009, respectively, that were collateralized with pledged securities.

At December 31, 2010, the scheduled maturities of time deposits are as follows:

At December 31, 2010
(Dollars in thousands)
2011	$186,017
2012	41,450
2013	17,819
2014	10,791
2015	4,432
Thereafter	525
$261,034

Note 12-Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities. The following is a summary of short-term borrowings:

	At Year End		For the Year
	Balance	Weighted- Average Rate	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
December 31, 2010
Securities sold under repurchase agreements	$9,961	0.21%	$9,329	0.32%	$12,508
Treasury, tax and loan note	2,800	0.00	323	0.00	2,800
Total short-term borrowings	$12,761	0.16%	$9,652	0.31%
December 31, 2009
Securities sold under repurchase agreements	$9,684	0.42%	$11,180	0.76%	$15,939
Federal Home Loan Bank	—	—	8,370	0.46	40,000
Treasury, tax and loan note	2,888	0.00	342	0.00	2,888
Total short-term borrowings	$12,572	0.32%	$19,892	0.62%

There were no federal funds purchased at December 31, 2010 or 2009. Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement, among other items, requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings.

Note 13-Long-Term Borrowings

Long-term borrowings consist of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings shown in the following table are fixed rate borrowings collateralized by residential mortgage-backed securities.

At December 31,				Scheduled
2010		2009		Maturity
Balance	Rate	Balance	Rate
(Dollars in thousands)
$—	—%	$3,000	4.54%	10/25/10
—	—	5,000	3.32	02/16/10
5,000	3.95	5,000	3.95	08/15/11
5,000	4.21	5,000	4.21	08/14/12
$10,000	4.08%	$18,000	3.95%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The debt to collateral ratio is dependent upon the type of collateral pledged and ranges from a 60% LTV for 1-4 family loans (held for sale) to 95% on U.S. Treasury and Agency Obligation securities. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $17.8 million and $34.8 million at December 31, 2010 and 2009, respectively. These assets consisted of securities with a fair value of $19.1 million and $61.8 million at December 31, 2010 and 2009, respectively. As a result, additional borrowings available at the FHLBC at December 31, 2010, were $7.8 million based on $17.8 million in potential borrowings less $10.0 million in outstanding borrowings. Similarly, $16.8 million was available at December 31, 2009, based on $34.8 in potential borrowings less $18.0 million in actual outstanding borrowings.

Note 14-Stockholders’ Equity

Preferred Stock

On December 30, 2009, CIB Marine issued CIB Marine Preferred in exchange for $107.2 million of indebtedness related to the TruPS (See also Note 1- Nature of Operations, Emergence from Chapter 11 Bankruptcy and Regulatory Actions). The key terms of the CIB Marine Preferred are as follows:

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

Treasury Stock

CIBM Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At both December 31, 2010 and 2009, 7,452 shares of treasury stock were directly owned by CIBM Bank and thus were not excluded from the number of shares outstanding.

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

There are five capital categories defined in the regulations: well capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Classification of CIBM Bank in any of the undercapitalized categories can result in certain mandatory and possible additional discretionary actions by regulators that could have a direct material effect on the consolidated financial statements.

At both December 31, 2010 and 2009, CIB Marine was subject to the Written Agreement it entered into with the Federal Reserve Bank. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

At December 31, 2010, CIBM Bank is under a Consent Order with the FDIC and its state banking regulator. As of December 31, 2009, CIBM Bank was under a C&D with the FDIC and its state banking regulator which was replaced by the Consent Order (See also Note 1- Nature of Operations, Emergence from Chapter 11 Bankruptcy and Regulatory Actions). The Consent Order, among other things, requires CIBM Bank to maintain a minimum Tier 1 leverage ratio of 10% and maintain a minimum total risk-based capital ratio of 12%, At December 31, 2010 and 2009, CIBM Bank’s Tier 1 leverage and risk-based capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence, was considered to be adequately-capitalized under the regulatory definitions. The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted earlier, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the level required to be considered “well capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,965	15.47%	$41,360	8.00%
CIBM Bank (1)	67,891	13.36	40,655	8.00	$50,819	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,401	14.20%	$20,680	4.00%
CIBM Bank	61,438	12.09	20,327	4.00	$30,491	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$73,401	11.80%	$24,875	4.00%
CIBM Bank (1)	61,438	10.04	24,486	4.00	$30,608	5.00%

December 31, 2009
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$98,461	16.51%	$47,715	8.00%
CIBM Bank	79,120	13.59	46,566	8.00	$58,208	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$90,897	15.24%	$23,858	4.00%
CIBM Bank	71,735	12.32	23,283	4.00	$34,925	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$90,897	12.08%	$30,102	4.00%
CIBM Bank (2)	71,735	9.79	29,317	4.00	$36,646	5.00%

(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% and a total risk based capital ratio of 12%; as of December 31, 2010, this is equivalent to Tier 1 capital of $61.2 million and total capital of $61.0 million.

(2)	Pursuant to the C&D, CIBM Bank was required to maintain a Tier 1 leverage capital ratio of at least 10%.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $5.3 million and $4.0 million of capital during 2010 and 2009, respectively. This was consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from CIBM Bank during 2010 or in 2009. CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators. Moreover, CIBM Bank is prohibited under the Consent Order from declaring or paying dividends to CIB Marine without prior regulatory approval. In 2010, the parent company of CIB Marine received a $5.0 million return of capital dividend from a non-bank subsidiary. No dividends were received during 2009.

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

Note 15-Earnings (Loss) Per Share

The following provides a reconciliation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(17,253)	$(41,483)	$(36,233)
Income from discontinued operations	—	711	1,834
Loss before extraordinary net gain	(17,253)	(40,772)	(34,399)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	54,497	—
Net income (loss)	(17,253)	13,725	(34,399)
Preferred stock dividends	—	—	NA
Net income (loss) (attributable) available to common stockholders	$(17,253)	$13,725	$(34,399)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,225,060	18,341,231
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,217,608	18,333,779
Effect of dilutive stock options outstanding	—	—	—
Basic	18,127,892	18,217,608	18,333,779
Assumed conversion of Series B preferred to common	—	95,912	NA
Diluted	18,127,892	18,313,520	18,333,779

Earnings (loss) per share :
Basic:
Loss from continuing operations	$(0.95)	$(2.28)	$(1.98)
Income from discontinued operations	0.00	0.04	0.10
Loss before extraordinary net gain	(0.95)	(2.24)	(1.88)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	2.99	—
Net income (loss)	$(0.95)	$0.75	$(1.88)
Diluted:
Loss from continuing operations	$(0.95)	$(2.28)	$(1.98)
Income from discontinued operations	0.00	0.04	0.10
Loss before extraordinary net gain	(0.95)	(2.24)	(1.88)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	2.99	—
Net income (loss)	$(0.95)	$0.75	$(1.88)

For each of the years ended December 31, 2010, 2009 and 2008, options to purchase 573,132, 948,212, and 1,149,020 shares, respectively, were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At December 31, 2010, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and therefore, was excluded from the calculation of diluted loss per share for the twelve-month period ending December 31, 2010.

Note 16-Financial Instruments with Off-Balance Sheet Risk

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	At December 31,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit	$36,111	$37,948
Standby letters of credit	2,040	2,142
Mortgage related derivatives	—	2,055

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to help ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s loan loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.1 million with a weighted average term of approximately 11 months at both December 31, 2010 and 2009. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee except for overdraft lines of credit, which a fixed maturity date is not established. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. The interest rates range between 1.96% and 18.00% with a weighted average of 4.45%. The maturity dates range between January 2011 and open dated, the latter is related to overdraft protection accounts. For commercial commitments to extend credit, totaling $24.3 million, the maturity dates range between January 2011 and September 2020 with a weighted average of nine months.

CIB Marine had no interest rate swaps outstanding at either December 31, 2010 or 2009.

Note 17-Commitments and Contingencies

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

In 2008, CIB Marine recognized a $3.4 million settlement expense related to a lawsuit settled during that period. CIB Marine did not recognize any litigation settlement or loss contingency expenses in 2010 or 2009.

Note 18-Stock-Based Compensation

Under the terms of an incentive stock plan adopted during 1999, shares of unissued common stock were reserved for options for certain employees at prices not less than the fair value of the shares at the date of grant. These options expire ten years after the grant date with options scheduled to expire at various times through 2018. No additional shares of common stock remain reserved for future grants under the option plan approved by shareholders. At December 31, 2010, CIB Marine had $0.1 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.3 years.

No shares were granted in 2010 or 2009. The following assumptions were used in estimating the fair value for options granted in 2008:

December 31, 2008
Dividend yield	—
Risk free interest rate	3.92%
Expected volatility	39%
Weighted average expected life	6.5 years
Weighted average per share fair value of options	$0.27

The fair value method resulted in a $0.2 million reversal of compensation expense in 2010 due to forfeitures and $0.1 million and $0.2 million of compensation expense for 2009 and 2008, respectively.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value Per Share
Shares under option at January 1, 2008	1,298,027	$3.70-22.89	$6.87
Granted	5,000	$2.17	$2.17	$0.80
Lapsed or surrendered	(201,410)	3.70-22.89	10.67
Exercised	—	—	—
Shares under option at December 31, 2008	1,101,617	$2.17-22.89	$6.16
Granted	—	$—	$—	$—
Lapsed or surrendered	(267,297)	3.70-22.89	9.01
Exercised	—	—	—
Shares under option at December 31, 2009	834,320	$2.17-22.89	$5.24
Granted	—	$—	$—	$—
Lapsed or surrendered	(373,049)	3.70-22.89	5.43
Exercised	—	—	—
Shares under option at December 31, 2010	461,271	$2.17-22.89	$5.09
Shares exercisable and vested at December 31, 2010	338,771	$2.17-22.89	$5.54

Options outstanding have no intrinsic value at December 31, 2010 and 2009. The following table shows activity relating to nonvested stock options:

	For the Years Ended December 31,
	2010	2009	2008
Balance at beginning of year	277,700	528,000	812,750
Granted	—	—	5,000
Vested	(84,600)	(151,800)	(230,550)
Forfeited	(70,600)	(98,500)	(59,200)
Balance at end of year	122,500	277,700	528,000

The following table summarizes information about stock options outstanding at December 31, 2010.

Options Outstanding			Options Exercisable
Range of Option Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Average Exercise Price	Weighted Shares Exercisable	Exercisable Weighted Average Exercise Prices	Weighted Average Contractual Years
$0.00 — 2.17	5,000	7.50	$2.17	2,000	$2.17
2.18 — 4.10	428,000	6.20	3.95	308,500	3.97
19.90 — 22.89	28,271	0.91	22.89	28,271	22.89
$2.17 — 22.89	461,271	5.89	$5.09	338,771	$5.54	5.66

Note 19-Other Benefit Plans

CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. Employees may enter the plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax-deferred basis as permitted by law. In 2010, 2009 and 2008, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan were $0.2 million, $0.2 million and $0.3 million in 2010, 2009 and 2008, respectively. All administrative costs to maintain the plan are paid by the plan.

CIB Marine had an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who attained a certain number of hours worked and length of service. At December 31, 2008, the ESOP held 205,836 shares of common stock, all of which have been allocated to participants. The ESOP was terminated in 2009. At the termination date, the interest of each participant in the trust fund was distributed to such participant or his or her beneficiary at the time prescribed by the ESOP terms and the Internal Revenue Code. CIB Marine paid the costs associated with termination of the ESOP and, as part of the termination, purchased 205,836 shares of CIB Marine common stock at an aggregate price of $366,388 (price at the date of the last ESOP valuation prior to termination).

Note 20-Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$—	$(1)	$(499)
State	—	100	819
Deferred tax (benefit)	—	—	—
	$—	$99	$320

In 2009, $0.1 million of state tax expense was recognized in connection with the finalization of various state tax issues.

A reconciliation of the income tax provision (benefit) and income tax (benefit) from continuing operations that would have been provided by applying the federal statutory rate of 35% is as follows:

	For the Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax (benefit) at statutory tax rate	$(6,039)	(35.0)%	$4,590	35.0%	$(12,570)	(35.0)%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect and valuation allowance	—	0.0	65	0.5	530	1.5
Tax-exempt interest	(21)	(0.1)	(25)	(0.2)	(41)	(0.1)
Affordable housing credits	(360)	(2.1)	(360)	(2.7)	(360)	(1.0)
Valuation allowance-federal	6,395	37.1	(4,207)	(32.1)	13,018	36.2
Other, net	25	0.1	36	0.3	(257)	(0.7)
	$—	0.0%	$99	0.8%	$320	0.9%

The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	At December 31,
	2010	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$57,461	$51,660	$81,510
Tax credit carryforwards	3,644	3,284	2,928
Allowance for loan losses	6,012	6,486	7,798
Net unrealized loss in securities available for sale	1,859	2,473	4,082
Other	2,579	1,045	2,309
Deferred tax assets before valuation allowance	71,555	64,948	98,627
Valuation allowance	(70,634)	(64,209)	(97,571)
Net deferred tax assets	921	739	1,056
Deferred tax liabilities:
Fixed assets	$178	$255	$298
Other	743	484	758
Total deferred tax liabilities	921	739	1,056
Net deferred tax assets	$—	$—	$—

(1)	Includes U.S. federal and state net operating, capital loss and charitable contribution carryforwards.

In connection with CIB Marine’s emergence from Chapter 11 bankruptcy, the then available tax attributes, including federal and state carryforwards, were reduced by the amount of the cancellation of indebtedness income realized. The remaining unutilized federal and state capital loss carryforwards expired at December 31, 2009. The realization of the remaining tax attributes, including net operating loss carryforwards, is further limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually, with the applicable state taxing authorities generally following the federal rules. Together these factors reduced the federal carryforwards available to CIB Marine at December 31, 2009 to approximately $44 million, while the available state carryforwards and expiration dates vary by jurisdiction. The net operating loss carryforwards will expire in varying amounts through 2029. In addition, CIB Marine incurred federal and state net operating losses of approximately $17 million for the year ended December 31, 2010. These federal losses expire in 2030 and are available to offset future taxable income without limitation.

CIB Marine had Alternative Minimum Tax (“AMT”) credit carryforwards of $0.7 million at December 31, 2010, 2009 and 2008. $0.1 million of the AMT credit carryforward was acquired in connection with the Canron acquisition.

No U.S. federal or state loss carryback potential remains. Due to the significant operating losses in 2006 through 2010, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2010 will be realized in their entirety. Therefore, a valuation allowance has been provided by way of a charge to federal and state tax expense to reduce the net U.S. federal and state net deferred tax asset to zero.

In December 2008, CIB Marine reached a settlement agreement with the Illinois Department of Revenue (“ILDOR”) regarding its tax exposure related to its investment in a Real Estate Investment Trust (“REIT”). Under the agreement, ILDOR agreed to accept a $0.5 million payment from CIB Marine as settlement in full of any and all open issues, including without limitation, all issues pertaining to the formation and operation of the REIT, causing or contributing to any alleged deficiencies, including all applicable taxes, penalties and interest. As a result of this agreement, CIB Marine reversed in 2008 the remaining $3.0 million tax liability related to the REIT through a credit to discontinued operations tax expense.

CIB Marine files income tax returns in the U.S. federal and various state jurisdictions. With limited separate company state exceptions, CIB Marine is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2007, and state tax authorities for years before 2006. In February 2010, the Wisconsin Department of Revenue (“WDOR”) agreed to accept a $0.2 million payment in full settlement of all open issues of its Wisconsin subsidiary bank, thereby settling the last known tax exposure as identified by CIB Marine. At December 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.2 million. With the WDOR settlement during 2010, CIB Marine has no unrecognized tax benefits as of December 31, 2010. CIB Marine does not anticipate material adjustments to the amount of total unrecognized tax benefits within the next twelve months.

Note 21-Fair Value

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Assets
U.S. government agencies	$12,916	$—	$12,916	$—
States and political subdivisions	29,448	—	29,448	—
Trust preferred securities collateralized debt obligations	2,985	—	—	2,985
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	45,187	—	45,187	—
Residential mortgage-backed securities (non-agencies)	36,192	—	36,192	—
Total	$126,878	$—	$123,893	$2,985

December 31, 2009
Assets
U.S. government agencies	$19,499	$—	$19,499	$—
States and political subdivisions	30,746	—	30,746	—
Trust preferred securities collateralized debt obligations	3,662	—	—	3,662
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	70,386	—	70,386	—
Residential mortgage-backed securities (non-agencies)	57,554	—	57,554	—
Equity securities	974	—	974	—
Mortgage forward sale agreement	5	—	5	—
Mortgage written options	17	—	17	—
Total	$182,993	$—	$179,331	$3,662

Liabilities
Mortgage interest rate lock commitments	$17	$—	$17	$—
Total	$17	$—	$17	$—

The decrease in Level 2 assets since year end 2009 was primarily attributable to $49.6 million in repayments of mortgage-backed securities available for sale and the sale of equity securities during 2010. The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	For Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Available for Sale Securities
Beginning of year balance	$3,662	$3,254
Total gains or losses (realized/unrealized)
Included in earnings	(103)	(67)
Included in other comprehensive income	(543)	512
Purchases, issuances and settlements	(31)	(37)
Transfers in and/or out of Level 3	—	—
End of year balance	$2,985	$3,662
The amount of total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of year	$(646)	$445

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and 2009.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
December 31, 2010
Assets
Loans held for sale	$6,628	$—	$—	$6,628	$(1,061)
Impaired loans (1)	18,029	—	18,029	—	(10,552)
Other real estate owned	5,314	—	5,314	—	(305)
Other equity investments	65	—	—	65	292
Total	$30,036	$—	$23,343	$6,693	$(11,626)

December 31, 2009
Assets
Loans held for sale	$13,451	$—	$300	$13,151	$(1,775)
Impaired loans (1)	34,735	—	34,735	—	(5,055)
Other real estate owned	830	—	830	—	(196)
Other equity investments	65	—	—	65	—
Total	$49,081	$—	$35,865	$13,216	$(7,026)

(1)
Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for December 31, 2010 and 2009. Total impaired loans at December 31, 2010 and 2009 were $37.0 million and $51.4 million, respectively.

Gains and losses (realized and unrealized), included in earnings for the year ended December 31, 2010 and 2009 (above) are reported in other revenues as follows:

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period (above)	$(103)	$(67)
Change in unrealized gains or losses relating to assets still held at reporting date	$(543)	$512

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available for Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds. Securities classified under Level 2 inputs include those where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or U.S. Dollar London InterBank Offered Rate (“LIBOR”) swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs and using a market approach to valuation include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available for sale securities using Level 3 inputs were trust preferred securities collateralized debt obligations with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial real estate and residential real estate loans, is estimated based indicative and general sale price levels for commercial real estate loans of similar quality and current prices for similar residential real estate loans offered by mortgage correspondent banks. Residential real estate loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly-originated residential real estate loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Interest Rate Lock Commitments, Over-the-Counter (“OTC”) Written Options and Mortgage Forward Sale Agreements. Together referred to as “Mortgage Related Derivatives,” these instruments’ fair values are based on Level 2 quoted prices for similar transactions. The Mortgage Related Derivatives reported are all related to the residential real estate activity of CIB Marine. Interest Rate Lock Commitments are agreements with customers to originate residential real estate loans at agreed upon interest rates. OTC Written Options represent CIB Marine’s agreement with a counterparty to deliver each respective loan agreed to under an Interest Rate Lock Commitment at a set price if the loan closes as agreed and within an agreed time period, and Mortgage Forward Sale Agreements represent CIB Marine’s agreement to deliver each respective closed loan as reported in loans held for sale within the agreed time period. Credit risk is minimal due to the combination of relatively low level of activity, the short-term nature of the Mortgage Related Derivatives and the credit worthiness of the counterparty. The carrying value of the Mortgage Related Derivatives are reported in Other Assets and Other Liabilities on the Consolidated Balance Sheet, and gains and losses are recorded in Other Income of the Consolidated Statement of Operations. The Notional Amounts are reported within this Note.

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

Other Real Estate Owned. Other real estate owned fair value estimates are derived using the market approach to valuation using Level 2 inputs, including primarily the appraised value of the real estate, adjusted for estimated selling costs, with certain other market correlated or corroborated information to reflect current market values.

Other Equity Investments. Other equity investments are those equity investments represented in Other Assets on the Consolidated Balance Sheet that are carried at fair value when it is below CIB Marine’s cost. The fair value is estimated using Level 3 inputs based primarily on an estimate of CIB Marine’s respective ownership share in the net worth of the entity.

The table below summarizes fair value of financial assets and liabilities at year end.

	At December 31, 2010		At December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$27,267	$27,267	$35,735	$35,735
Loans held for sale	6,628	6,628	13,451	13,451
Securities available for sale	126,878	126,878	182,971	182,971
Loans, net	401,133	378,832	454,428	449,584
Accrued interest receivable	2,293	2,293	2,847	2,847
Financial liabilities:
Deposits	493,527	497,639	589,450	595,001
Short-term borrowings	12,761	12,761	12,572	12,572
Long-term borrowings	10,000	10,413	18,000	18,696
Accrued interest payable	705	705	1,204	1,204

	At December 31, 2010			At December 31, 2009
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$36,111	$—	$—	$37,948	$(17)	$(17)
Standby letters of credit	2,040	(4)	(4)	2,142	(6)	(6)
Mortgage related derivatives	—	—	—	2,055	(21)	(21)

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

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the FHFA’s approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both December 31, 2010 and 2009.

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

Note 22-Parent Company Financial Statements

The condensed financial statements of the parent company only, are presented as follows:

Condensed Balance Sheets

	At December 31,
	2010	2009
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$3,588	$4,063
Investments in subsidiaries	65,154	79,533
Premises and equipment, net	172	388
Investment in subsidiary held for disposal	24	24
Other investments	65	1,038
Income tax receivable	—	239
Other assets	153	302
Total assets	$69,156	$85,587
Liabilities
Accrued income taxes	$50	$—
Other liabilities	353	892
Total liabilities	403	892
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000,	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares, 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,458	158,682
Accumulated deficit	(153,874)	(136,621)
Accumulated other comprehensive loss related to available for sale securities	944	(1,290)
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,592)	(4,893)
Accumulated other comprehensive loss, net	(4,648)	(6,183)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	68,753	84,695
Total liabilities and stockholders’ equity	$69,156	$85,587

Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest and Dividend Income
Dividends from non-bank subsidiary	$5,000	$—	$—
Loan and other interest from subsidiaries	—	28	319
Total interest and dividend income	5,000	28	319
Interest Expense
Junior subordinated debentures	—	6,284	8,887
Total interest expense	—	6,284	8,887
Net interest and dividend income (loss)	5,000	(6,256)	(8,568)
Noninterest income
Equity in undistributed loss of subsidiaries	(20,959)	(28,607)	(13,537)
Fees from subsidiaries	—	1,541	5,111
Gain on sale of securities	153	—	—
Gain on sale of assets, net	292	—	—
Other income	1	2	503
Total noninterest loss	(20,513)	(27,064)	(7,923)
Noninterest expense
Compensation and employee benefits	—	2,850	6,842
Equipment	195	303	475
Occupancy and premises	5	215	576
Professional services	1,137	2,599	2,986
Write down and losses on assets	12	825	3,232
Other	519	914	4,653
Total noninterest expense	1,868	7,706	18,764
Loss before income taxes and extraordinary net gain	(17,381)	(41,026)	(35,255)
Income tax benefit	(128)	(254)	(856)
Loss before extraordinary net gain	(17,253)	(40,772)	(34,399)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	54,497	—
Net income (loss)	(17,253)	13,725	(34,399)
Preferred stock dividends	—	—	—
Net income (loss) (attributable) available to common stockholders	$(17,253)	$13,725	$(34,399)

Condensed Statement of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(17,253)	$13,725	$(34,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiaries	20,959	28,507	13,537
Depreciation and amortization	162	181	289
Write down and losses on assets	12	825	3,232
Deferred tax benefit	—	—	(3,297)
Gain on sale of securities	(153)	—	—
Gain on sale of assets	(292)	—	—
Increase in interest receivable and other assets	(9,520)	(2,031)	(2,220)
Increase in interest payable junior subordinated debentures	—	6,242	8,832
Increase (decrease) in other interest payable and other liabilities	(539)	(921)	3,776
Net cash provided by (used in) operating activities before extraordinary net gain	(6,624)	46,528	(10,250)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	(54,497)	—
Net cash used in operating activities	(6,624)	(7,969)	(10,250)
Cash Flows from Investing Activities:
Net decrease in other equities	1,107	—	—
Net (increase) decrease in loans	—	(51)	4
Dividends received from non-bank subsidiary	5,000	—	—
Capital (expenditures) sales	42	(127)	18
Decrease in investment in subsidiaries held for disposal	—	(711)	(2,282)
Net cash provided by (used in) investing activities	6,149	(889)	(2,260)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	(367)	—
Reduction in receivable from the sale of stock	—	51	—
Net cash used in financing activities	—	(316)	—
Net decrease in cash and cash equivalents	(475)	(9,174)	(12,510)
Cash and cash equivalents, beginning of year	4,063	13,237	25,747
Cash and cash equivalents, end of year	$3,588	$4,063	$13,237
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment debentures, net	—	106,005	—
Issuance of preferred stock	—	51,000	—

See Note 1- Nature of Operations, Emergence from Chapter 11 Bankruptcy and Regulatory Actions for discussion on the issuance of 2009 CIB Marine Preferred and gain on extinguishment of debt.

Note 23-Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
For the Year Ended December 31, 2010
Total interest income	$8,130	$7,619	$7,309	$7,232	$30,290
Total interest expense	2,653	2,452	2,235	1,929	9,269
Net interest income	5,477	5,167	5,074	5,303	21,021
Provision for loan losses	2,672	2,436	6,602	3,635	15,345
Net interest income (loss) after provision for loan losses	2,805	2,731	(1,528)	1,668	5,676
Gain on sale of securities	95	58	—	—	153
Other noninterest income	409	199	109	199	916
Other noninterest expense	5,668	5,915	6,346	6,069	23,998
Loss from continuing operations before income taxes	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Income tax expense	—	—	—	—	—
Loss from continuing operations	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Discontinued operations	—	—	—	—	—
Net loss	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Preferred stock dividends	—	—	—	—	—
Net loss attributable to common stockholders	$(2,359)	$(2,927)	$(7,765)	$(4,202)	$(17,253)
Loss per share:
Basic
Continuing operations	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)
Discontinued operations	—	—	—	—	—
Net loss	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)
Diluted
Continuing operations	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)
Discontinued operations	—	—	—	—	—
Net loss	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
For the Year Ended December 31, 2009
Total interest income	$11,041	$10,136	$9,416	$8,816	$39,409
Total interest expense	7,359	7,017	6,194	3,356	23,926
Net interest income	3,682	3,119	3,222	5,460	15,483
Provision for loan losses	3,043	6,158	10,029	8,143	27,373
Net interest income (loss) after provision for loan losses	639	(3,039)	(6,807)	(2,683)	(11,890)
Gain on sale of securities	551	—	—	—	551
Other noninterest income (loss)	306	385	348	(90)	949
Other noninterest expense	7,284	7,594	8,166	7,950	30,994
Loss from continuing operations before income taxes	(5,788)	(10,248)	(14,625)	(10,723)	(41,384)
Income tax expense (benefit)	—	100	(1)	—	99
Loss from continuing operations	(5,788)	(10,348)	(14,624)	(10,723)	(41,483)
Discontinued operations:
Pretax income from discontinued operations	—	—	711	—	711
Tax effect for discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	711	—	711
Loss before extraordinary net gain	(5,788)	(10,348)	(13,913)	(10,723)	(40,772)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	54,497	54,497
Net income (loss)	(5,788)	(10,348)	(13,913)	43,774	13,725
Preferred stock dividends	NA	NA	NA	—	—
Net income (loss) (attributable) available to common stockholders	$(5,788)	$(10,348)	$(13,913)	$43,774	$13,725
Earnings (loss) per share:
Basic
Continuing operations	$(0.32)	$(0.57)	$(0.81)	$(0.59)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	TOTAL
	(Dollars in thousands, except share data)
Discontinued operations	0.00	0.00	0.04	0.00
Loss before extraordinary net gain	(0.32)	(0.57)	(0.77)	(0.59)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	3.00
Net income (loss)	$(0.32)	$(0.57)	$(0.77)	$2.41
Diluted
Continuing operations	$(0.32)	$(0.57)	$(0.81)	$(0.59)
Discontinued operations	0.00	0.00	0.04	0.00
Loss before extraordinary net gain	(0.32)	(0.57)	(0.77)	(0.59)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	—	2.94
Net income (loss)	$(0.32)	$(0.57)	$(0.77)	$2.35

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

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective as of December 31, 2010.

(b) Internal Control Over Financial Reporting

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

CIB Marine’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CIB Marine’s internal controls over financial reporting as of December 31, 2010 based on the framework and criteria established in Internal Controls-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that CIB Marine’s internal control over financial reporting is effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report from CIB Marine’s independent registered public accounting firm regarding internal control over financial reporting because of permanent exemption received by smaller companies, such as CIB Marine, as part of the Dodd-Frank Act.

(c) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect CIB Marine’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011, except for information as to executive officers which is set forth in Part I of this Form 10-K report. As of December 31, 2010, there had been no material changes to the procedures by which security holders may recommend nominees to CIB Marine’s board of directors since its last reporting period.

Code of Ethics

CIB Marine has adopted a Code of Ethics (“Code”) which applies to all of CIB Marine’s directors, officers and employees. A copy of the Code may be accessed on CIB Marine’s website at www.cibmarine.com by clicking on the “Code of Ethics Policy” link in the Corporate Governance section of the website.

Audit Committee & Audit Committee Financial Expert

CIB Marine’s Board of Directors has established an Audit Committee to assist the Board in its general oversight of CIB Marine’s financial reporting, internal controls and audit functions. As of December 31, 2010, the committee comprised directors C. Baker, Longman, Trilling and Zimmerman. For 2011, the committee will be comprised of C. Baker, Longman, Rhoades and Bunn. Mr. Longman serves as the committee’s Chairman.

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

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding shares outstanding and available for issuance under CIB Marine’s existing equity compensation plans.

Equity Compensation Plan Information(1)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	461,271	$5.09	—
Equity compensation plans not approved by security holders	—	—	—
Total	461,271	$5.09	—

(1)
See Item 8, Note 2-Summary of Significant Accounting Policies-Stock-Based Compensation and Note 18-Stock-Based Compensation in Part II of this Form 10-K for additional information regarding CIB Marine’s stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 26, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2010 and 2009.
•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.
•	Notes to Consolidated Financial Statements.

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

2.2
Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.3
Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.3 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.4
Final Decree issued by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s March 31, 2010 Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010).

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

10.10
Consent Order, dated April 29, 2010 by the Federal Deposit Insurance Corporation and State of Illinois Department of Financial and Professional Regulation, Division of Banking (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

*10.11
Agreement between Daniel Rasmussen and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010).

21	Subsidiaries of CIB Marine Bancshares, Inc.

23.1	Consent of Crowe Horwath LLP

23.1	Consent of KPMG LLP

31.1	Certification of Charles J. Ponicki, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Patrick J. Straka, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of Charles J. Ponicki, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Patrick J. Straka, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

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

CIB MARINE BANCSHARES, INC.
(registrant)

	By:	/s/ CHARLES J. PONICKI
Date: March 25, 2011	Charles J. Ponicki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr. John P. Hickey, Jr.	Chairman of the Board of Directors	March 25, 2011

/s/ CHARLES J. PONICKI Charles J. Ponicki	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2011

/s/ PATRICK J. STRAKA Patrick J. Straka	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ CHARLES E. BAKER Charles E. Baker	Director	March 25, 2011

/s/ WILLARD BUNN III Willard Bunn III	Director	March 25, 2011

/s/ GARY L. LONGMAN Gary L. Longman	Director	March 25, 2011

/s/ CHARLES D. MIRES Charles D. Mires	Director	March 25, 2011

/s/ RONALD E. RHOADES Ronald E. Rhoades	Director	March 25, 2011

/s/ DONALD M. TRILLING Donald M. Trilling	Director	March 25, 2011

/s/ HOWARD E. ZIMMERMAN Howard E. Zimmerman	Director	March 25, 2011

CIB Marine Bancshares, Inc.

INDEX TO EXHIBITS
(Item 15(a)3)

ITEM

2.1
Prepackaged Plan of Reorganization dated July 16, 2009 of CIB Marine Bancshares, Inc. filed under Chapter 11 of United States Bankruptcy Code in United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

2.2
Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.3
Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.3 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.4
Final Decree issued by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s March 31, 2010 Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010).

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

10.10
Consent Order, dated April 29, 2010 by the Federal Deposit Insurance Corporation and State of Illinois Department of Financial and Professional Regulation, Division of Banking (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

*10.11
Agreement between Daniel Rasmussen and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010).

21	Subsidiaries of CIB Marine Bancshares, Inc.

23.1	Consent of Crowe Horwath LLP

23.1	Consent of KPMG LLP

31.1	Certification of Charles J. Ponicki, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Patrick J. Straka, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of Charles J. Ponicki, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Patrick J. Straka, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.