Form 10-Q
period 2011-03-31
CIB MARINE BANCSHARES INC
filed 2011-05-13
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐

As of April 30, 2011 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$52,912	$27,267
Securities available for sale	110,503	126,878
Loans held for sale	6,320	6,628
Loans	398,554	415,778
Allowance for loan losses	(14,926)	(14,645)
Net loans	383,628	401,133
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	4,913	5,057
Accrued interest receivable	1,950	2,293
Other real estate owned	4,529	5,314
Assets of company held for disposal	1,090	1,090
Other assets	1,624	1,818
Total assets	$579,024	$589,033
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$54,223	$54,547
Interest-bearing demand	31,914	31,140
Savings	161,116	146,806
Time	243,531	261,034
Total deposits	490,784	493,527
Short-term borrowings	5,964	12,761
Long-term borrowings	10,000	10,000
Accrued interest payable	625	705
Liabilities of company held for disposal	1,090	1,090
Other liabilities	2,076	2,197
Total liabilities	510,539	520,280
Commitments and contingent liabilities (Note 9)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,464	158,458
Accumulated deficit	(155,219)	(153,874)
Accumulated other comprehensive income related to available for sale securities	1,139	944
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,716)	(5,592)
Accumulated other comprehensive loss, net	(3,577)	(4,648)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	68,485	68,753
Total liabilities and stockholders’ equity	$579,024	$589,033

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans	$5,225	$5,770
Loans held for sale	102	91
Securities	1,449	2,249
Federal funds sold	15	20
Total interest and dividend income	6,791	8,130
Interest Expense
Deposits	1,534	2,487
Short-term borrowings	3	9
Long-term borrowings	102	157
Total interest expense	1,639	2,653
Net interest income	5,152	5,477
Provision for loan losses	1,089	2,672
Net interest income after provision for loan losses	4,063	2,805
Noninterest Income
Deposit service charges	168	218
Other service fees	24	26
Other income	29	50
Total other-than-temporary impairment losses
Total impairment loss	(52)	(97)
Loss recognized in other comprehensive income	—	97
Net impairment loss recognized in earnings	(52)	—
Net gains on sale of securities	—	95
Gains on sale of assets	40	115
Total noninterest income	209	504
Noninterest Expense
Compensation and employee benefits	2,383	2,603
Equipment	285	218
Occupancy and premises	431	547
Data processing	200	194
Federal deposit insurance	372	530
Professional services	426	561
Write downs and losses on assets	779	142
Other expense	741	873
Total noninterest expense	5,617	5,668
Loss from continuing operations before income taxes	(1,345)	(2,359)
Income tax expense	—	—
Loss from continuing operations	(1,345)	(2,359)
Income from discontinued operations	—	—
Net Loss	(1,345)	(2,359)
Preferred stock dividends	—	—
Net loss attributable to common stockholders	$(1,345)	$(2,359)

Loss Per Share
Basic loss from continuing operations	$(0.07)	$(0.13)
Diluted loss from continuing operations	$(0.07)	$(0.13)

Weighted average shares-basic	18,127,892	18,127,892
Weighted average shares-diluted	18,127,892	18,127,892

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)

Balance at January 1, 2010	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(97)	—	(97)
Change in unrealized losses on securities available for sale	—	—	—	—	—	1,522	—	1,522
Net realized gains on available for sale securities	—	—	—	—	—	(95)	—	(95)
Net loss	—	—	—	—	(2,359)	—	—	(2,359)
Total comprehensive loss								(1,029)
Reversal of stock option compensation due to stock option forfeitures	—	—	—	(190)	—	—	—	(190)
Balance at March 31, 2010	18,346,391	$18,346	$51,000	$158,492	$(138,980)	$(4,853)	$(529)	$83,476

Balance at January 1, 2011	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	876	—	876
Change in unrealized losses on securities available for sale	—	—	—	—	—	195	—	195
Net loss	—	—	—	—	(1,345)	—	—	(1,345)
Total comprehensive loss								(274)
Stock option expense	—	—	—	6	—	—	—	6
Balance at March 31, 2011	18,346,391	$18,346	$51,000	$158,464	$(155,219)	$(3,577)	$(529)	$68,485

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(1,345)	$(2,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred loan fee amortization	3	26
Depreciation and other amortization	52	9
Provision for loan losses	1,089	2,672
Net decrease of loans held for sale	308	5,564
Gains on sale of assets	(40)	(115)
Net gain on sale of securities	—	(95)
Write down and losses on assets	779	142
Impairment loss on investment securities	52	—
Decrease (increase) in interest receivable and other assets	543	(295)
Decrease in accrued interest payable and other liabilities	(201)	(310)
Net cash provided by operating activities	1,240	5,239
Cash Flows from Investing Activities
Maturities of securities available for sale	5,870	325
Proceeds from sale of securities available for sale	—	714
Repayments of mortgage-backed securities available for sale	11,571	12,236
Net decrease in other investments	17	17
Net decrease in loans	16,250	17,390
Proceeds from sale of other real estate owned	262	—
Premises and equipment expenditures	(25)	(42)
Net cash provided by investing activities	33,945	30,640
Cash Flows from Financing Activities
Decrease in deposits	(2,743)	(6,626)
Net decrease in short-term borrowings	(6,797)	(4,975)
Repayment of long-term borrowings	—	(5,000)
Net cash used in financing activities	(9,540)	(16,601)
Net increase in cash and cash equivalents	25,645	19,278
Cash and cash equivalents, beginning of period	27,267	35,735
Cash and cash equivalents, end of period	$52,912	$55,013
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense	$1,719	$2,799
Income taxes	(64)	182
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	163	—
Transfer of loans to loans held for sale	—	750

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or “Company”) 2010 Annual Report on Form 10-K (“2010 Form 10-K”). References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment, value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments and foreclosed collateral in the marketplace and economic conditions, both locally and nationally. Changes in these factors can significantly affect CIB Marine’s net interest income and the value of its recorded assets and liabilities.

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

CIBM Bank (“Bank”) is under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restricting lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, the development of a management plan and implementation of its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily resolved.

At March 31, 2011 and December 31, 2010, CIB Marine’s capital ratios are above the minimum requirement of the Written Agreement. At March 31, 2011 and December 31, 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of March 31, 2011. See also Note 7-Stockholders’ Equity.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. The guidance, among other things, requires new disclosures on the roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance for the disclosure on the roll forward activities for Level 3 fair value measurements became effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

Note 2-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2011
U.S. government agencies	$7,025	$284	$—	$7,309
States and political subdivisions	28,932	930	918	28,944
Trust preferred collateralized debt obligations	8,343	—	4,937	3,406
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	36,635	1,798	—	38,433
Residential mortgage-backed securities (non-agencies (1))	32,995	308	1,042	32,261
Total securities available for sale	$114,080	$3,320	$6,897	$110,503

December 31, 2010
U.S. government agencies	$12,527	$389	$—	$12,916
States and political subdivisions	29,306	984	842	29,448
Trust preferred collateralized debt obligations	8,359	—	5,374	2,985
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	43,106	2,081	—	45,187
Residential mortgage-backed securities (non-agencies (1))	38,078	266	2,152	36,192
Total securities available for sale	$131,526	$3,720	$8,368	$126,878

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Securities available for sale with a carrying value of $66.1 million and $74.1 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at March 31, 2011, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,092	$5,305
Due after one year through five years	10,991	11,585
Due after five years through ten years	15,864	15,260
Due after ten years	12,503	7,659
	44,450	39,809
Residential mortgage-backed securities (agencies)	36,635	38,433
Residential mortgage-backed securities (non-agencies)	32,995	32,261
Total securities available for sale	$114,080	$110,503

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011
States and political subdivisions	$5,478	$918	$—	$—	$5,478	$918
Trust preferred collateralized debt obligations	—	—	3,406	4,937	3,406	4,937
Residential mortgage-backed securities (non-agencies)	4,401	51	12,084	991	16,485	1,042
Total securities with unrealized losses	$9,879	$969	$15,490	$5,928	$25,369	$6,897
Securities without unrealized losses					85,134
Total securities					$110,503

December 31, 2010
States and political subdivisions	$5,553	$842	$—	$—	$5,553	$842
Trust preferred collateralized debt obligations	—	—	2,985	5,374	2,985	5,374
Residential mortgage-backed securities (non-agencies)	1,495	48	23,898	2,104	25,393	2,152
Total securities with unrealized losses	$7,048	$890	$26,883	$7,478	$33,931	$8,368
Securities without unrealized losses					92,947
Total securities					$126,878

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at March 31, 2011, because CIB Marine does not intend to sell the investment nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to be OTTI, except for the following: (1) six residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.1 million and $0.5 million credit-related OTTI recognized during 2011 and 2010, respectively, and (2) two trust preferred collateralized debt obligations with $0.1 million credit-related OTTI recognized during 2010 and no OTTI recognized during 2011.

There were no sales of securities available for sale during the first quarter of 2011. Proceeds from the sale of securities available for sale during the first quarter 2010 was $0.7 million and CIB Marine realized a $0.1 million gain on the sale.

Net unrealized losses on investment securities at March 31, 2011 were $3.5 million, compared to $4.6 million at December 31, 2010. At March 31, 2011, trust preferred collateralized debt obligations accounted for $4.9 million and Non-agency MBS accounted for $0.7 million in net unrealized losses. The remaining securities had net unrealized gains of $2.1 million at March 31, 2011.

Trust Preferred Collateralized Debt Obligations. At March 31, 2011, CIB Marine held $8.7 million par value, with an amortized cost of $8.3 million and fair value of $3.4 million, of trust preferred collateralized debt obligations (“CDOs”). The fair value of those securities was $3.0 million at December 31, 2010. To a limited extent those securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section.

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26 trust preferred CDOs, CIB Marine considers them to be OTTI and recorded $0.2 million total-to-date in credit-related OTTI and has them on nonaccrual. Further deterioration in the financial industry beyond what is currently expected could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $4.9 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) at March 31, 2011 is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. For CIB Marine’s holdings in PreTSL 23 and 26 at March 31, 2011, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of those securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date and are expected to continue to receive PIK rather than cash for an extended period of time. Taken in combination with expanded expected future deferrals and defaults given the deterioration in the financial industry, the two securities are considered to be OTTI. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for the total-to-date credit-related OTTI of $0.2 million. With the exception of the contractual PIK process, the respective securities were performing as to full and timely payments at March 31, 2011, as required under the contractual arrangements.

Additional information related to the trust preferred CDOs and related OTTI as of March 31, 2011 is provided in the table below:

At or For the Quarter Ended March 31, 2011
Trust Preferred Collateralized Debt Obligations
Deal	Class (1)	Amortized Cost	Fair Value	Total Credit-Related OTTI Recognized in Earnings (2)	Total OTTI Recognized in AOCI (2)	Moody’s / S&P / Fitch Ratings	% of Current Deferrals and Defaults to Total Collateral Balances/ Break in Yield (3)/Coverage (4)
(Dollars in thousands)
PreTSL 23	C-FP	$747	$104	$67	$(642)	C/NR/C	28/7/(22)
PreTSL 26	B-1	3,846	624	103	(3,222)	Ca/NR/CC	30/17/(22)
PreTSL 27	A-1	1,849	1,309	—	—	Baa3/CCC/BB	27/37/18
PreTSL 28	A-1	1,901	1,369	—	—	Baa3/CCC/BB	22/38/28

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

(4)
The percentage points by which the class is over or (under) collateralized with respect to its collateral ratio thresholds at which cash payments are to be received from lower classes or directed to higher classes (i.e., if the Coverage Actual Over (Under) is negative). A current positive (negative) coverage ratio by itself does not necessarily mean that there will be a full receipt (shortfall) of contractual cash flows through maturity as actual results realized with respect to future defaults, default timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to cause (correct) a deficiency at a future date.

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security. At March 31, 2011, CIB Marine had Non-agency MBS holdings of $34.1 million par value with a fair value of $32.3 million, down from holdings at December 31, 2010 of $39.3 million par value with a fair value of $36.2 million. The decline of $5.2 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through March 31, 2011, have all been timely and in full except for two securities with credit-related OTTI, where payments received have been timely but at amounts reduced by losses previously recognized as credit-related OTTI.

At March 31, 2011, securities with a par value of $23.1 million and unrealized losses of $0.9 million were below investment grade compared to securities with a par value of $26.1 million and unrealized losses of $1.9 million at December 31, 2010. The table below displays the current composition of the Non-agency MBS portfolio based on the lowest credit rating assigned by any of the rating agencies.

March 31, 2011
Total Residential Mortgage-Backed Securities (non-agency) Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$8,427	$8,303	$223
AA	931	926	4
A	1,662	1,649	(39)
BB or below (1)	23,125	22,117	(922)
Total	$34,145	$32,995	$(734)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity. For six Non-agency MBS, credit related OTTI is evident and $0.1 million has been recognized in earnings during the first quarter of 2011 and $0.5 million during the year ended December 31, 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determines that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for March 31, 2011 included annualized prepayment speeds ranging between 5% and 9%, future cumulative default rates ranging between 21% and 50%, weighted average loss severity rates ranging between 44% and 54%, and resulting future cumulative collateral loss rates ranging between 9% and 27%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At or For the Quarter Ended March 31, 2011
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (2)	Range of Mean Original LTVs (2)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$—	$—	$—	$—	NA	NA	NA	NA
Below Investment Grade (1)	11,156	10,304	(1,073)	(852)	11 – 36%	66 - 72%	2005-2006	0 – 10%

Total	$11,156	$10,304	$(1,073)	$(852)	11 – 36%	66 - 72%	2005-2006	0 – 10%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
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

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarters ended March 31, 2011 and 2010:

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,190	$603
Additions for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security nor is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	52	—
End of period balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,242	$603

Note 3- Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$46,058	11.6%	$53,971	13.0%
Commercial real estate	237,776	59.8	240,491	58.0
Construction and development	32,161	8.1	35,816	8.6
Residential real estate	16,102	4.1	16,005	3.9
Home equity	36,975	9.3	38,896	9.4
Purchased home equity pools	25,878	6.5	26,975	6.5
Other consumer	2,613	0.6	2,620	0.6
Gross loans	397,563	100.0%	414,774	100.0%
Deferred loan costs	991		1,004
Loans	398,554		415,778
Allowance for loan losses	(14,926)		(14,645)
Loans, net	$383,628		$401,133

The following table presents the aging of the recorded investment in past due loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
March 31, 2011
Commercial	$166	$—	$190	$356	$45,702	$46,058
Commercial real estate:
Owner occupied	102	—	—	102	62,693	62,795
Non-owner occupied	210	920	9,776	10,906	164,075	174,981
Construction and development	—	302	7,148	7,450	24,711	32,161
Residential real estate:
Owner occupied	471	103	77	651	11,508	12,159
Non-owner occupied	—	34	1	35	3,908	3,943
Home equity	715	150	37	902	36,073	36,975
Purchased home equity pools	553	91	—	644	25,234	25,878
Other consumer	—	4	—	4	2,609	2,613
Deferred loan costs	4	4	—	8	983	991
Total	$2,221	$1,608	$17,229	$21,058	$377,496	$398,554

December 31, 2010
Commercial	$90	$17	$215	$322	$53,649	$53,971
Commercial real estate:
Owner occupied	—	—	—	—	64,494	64,494
Non-owner occupied	4,617	110	6,545	11,272	164,725	175,997
Construction and development	5,192	1,281	5,654	12,127	23,689	35,816
Residential real estate:
Owner occupied	294	169	30	493	12,082	12,575
Non-owner occupied	—	—	1	1	3,429	3,430
Home equity	514	282	472	1,268	37,628	38,896
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$10,886	$2,464	$12,917	$26,267	$389,511	$415,778

Although total past due loans decreased overall, the loans past due in the Greater Than 90 Days Past Due category increased by $4.3 million from December 31, 2010, to March 31, 2011, primarily due to deterioration in the commercial real estate non-owner occupied and construction and development loan segments. All the loans in the Greater Than 90 Days Past Due category are on nonaccrual.

The following table lists information on nonaccrual, restructured and certain past due loans:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual-loans	$37,252	$33,426
Nonaccrual-loans held for sale	838	1,112
Restructured loans	4,760	5,544
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$2,422	$2,568
Commercial real estate:
Owner occupied	6,332	6,433
Non-owner occupied	12,572	9,322
Construction and development	13,885	12,526
Residential real estate:
Owner occupied	679	1,313
Non-owner occupied	1	1
Home equity	1,361	1,263
Total	$37,252	$33,426

Nonaccrual loans increased $3.8 million from December 31, 2010, to March 31, 2011, primarily due deterioration in one commercial real estate, non-owner occupied loan. Almost all nonaccrual loans are considered to be impaired.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$28,095	$24,536
Impaired loans with a specific allowance	16,407	12,507
Total impaired loans	$44,502	$37,043
Specific allowance related to impaired loans	$5,251	$3,877

The average recorded investment in total impaired loans for the quarters ended March 31, 2011 and 2010 amounted to $45.7 million and $50.8 million, respectively. Interest income recognized on total impaired loans for the quarters ended March 31, 2011 and 2010 amounted to $0.1 million and $0.1 million, respectively. The gross income that would have been recognized had such loans been performing in accordance with their original terms would have been $2.2 million and $1.6 million for the quarters ended March 31, 2011 and 2010, respectively.

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized for the Quarter Ended March 31, 2011	Interest Income Recognized for the Quarter Ended March 31, 2010
	(Dollars in thousands)
March 31, 2011
With no related allowance:
Commercial	$526	$224	$—	$288	$—	$—
Commercial real estate:
Owner occupied	8,861	6,332	—	6,377	—	—
Non-owner occupied	10,296	7,574	—	5,927	—	—
Construction and development	21,670	13,177	—	12,835	43	—
Residential real estate:
Owner occupied	353	353	—	485	—	—
Non-owner occupied	—	—	—	—	—	—
Home equity	338	339	—	303	—	—
Purchased home equity pools	—	—	—	—	—	—
Other consumer	96	96	—	100	—	—
	$42,140	$28,095	$—	$26,315	$43	$—

With an allowance recorded:
Commercial	$2,124	$2,124	$885	$2,157	$—	$—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	11,098	10,845	3,982	8,992	36	—
Construction and development	675	675	82	337	—	—
Residential real estate:
Owner occupied	475	471	75	656	4	4
Non-owner occupied	—	—	—	—	—	—
Home equity	1,801	1,801	166	1,822	—	—
Purchased home equity pools	482	482	55	483	—	—
Other consumer	9	9	6	10	—	—
	16,664	16,407	5,251	14,457	40	4

Total	$58,804	$44,502	$5,251	$40,772	$83	$4

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized for the Year Ended December 31, 2010
	(Dollars in thousands)
December 31, 2010
With no related allowance:
Commercial	$654	$352	$—	$288	$—
Commercial real estate:
Owner occupied	8,953	6,423	—	7,063	—
Non-owner occupied	7,506	4,280	—	3,963	18
Construction and development	20,872	12,494	—	20,564	70
Residential real estate:
Owner occupied	616	616	—	749	7
Non-owner occupied	—	—	—	532	—
Home equity	267	267	—	163	—
Purchased home equity pools	—	—	—	—	—
Other consumer	104	104	—	66	—
	$38,972	$24,536	$—	$33,388	$95

With an allowance recorded:
Commercial	$2,190	$2,190	$1,028	$2,408	$—
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	7,392	7,140	2,541	8,939	—
Construction and development	—	—	—	759	—
Residential real estate:
Owner occupied	845	841	121	841	11
Non-owner occupied	—	—	—	—	—
Home equity	1,843	1,843	131	1,285	—
Purchased home equity pools	483	483	49	411	—
Other consumer	10	10	7	9	—
	12,763	12,507	3,877	14,652	11

Total	$51,735	$37,043	$3,877	$48,040	$106

Impaired loans increased $7.5 million from December 31, 2010, to March 31, 2011, primarily due to deterioration in the commercial real estate, non-owner occupied class.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Balance at Beginning of Year	Charge-offs	Recoveries	Net (Charge-offs)/ Recoveries	Provision/ (Reversals)	Balance at End of Period
	(Dollars in thousands)
Quarter Ended March 31, 2011
Commercial	$2,691	$—	$140	$140	$(655)	$2,176
Commercial real estate	7,466	(406)	326	(80)	1,243	8,629
Construction and development	873	(113)	—	(113)	162	922
Residential real estate	351	—	—	—	(70)	281
Home equity	856	(235)	16	(219)	311	948
Purchased home equity pools	2,349	(634)	101	(533)	101	1,917
Other consumer	59	(3)	—	(3)	(3)	53
Total	$14,645	$(1,391)	$583	$(808)	$1,089	$14,926

Quarter Ended March 31, 2010
Commercial	$2,771	$(20)	$1	$(19)	$420	$3,172
Commercial real estate	6,579	(655)	778	123	1,465	8,167
Construction and development	1,454	(593)	—	(593)	489	1,350
Residential real estate	454	—	—	—	(14)	440
Home equity	1,058	(159)	7	(152)	51	957
Purchased home equity pools	3,861	(1,575)	256	(1,319)	249	2,791
Other consumer	63	(1)	3	2	12	77
Total	$16,240	$(3,003)	$1,045	$(1,958)	$2,672	$16,954

The following table presents the balances in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
	(Dollars in thousands)
Allowance for loan losses:
Commercial	$885	$1,291	$2,176	$1,028	$1,663	$2,691
Commercial real estate	3,982	4,647	8,629	2,541	4,925	7,466
Construction and development	82	840	922	—	873	873
Residential real estate	75	206	281	121	230	351
Home equity	166	782	948	131	725	856
Purchased home equity pools	55	1,862	1,917	49	2,300	2,349
Other consumer	6	47	53	7	52	59
Total ending allowance for loan losses	$5,251	$9,675	$14,926	$3,877	$10,768	$14,645

Loans:
Commercial	$2,348	$43,710	$46,058	$2,542	$51,429	$53,971
Commercial real estate	24,751	213,025	237,776	17,843	222,648	240,491
Construction and development	13,852	18,309	32,161	12,494	23,322	35,816
Residential real estate	824	15,278	16,102	1,457	14,548	16,005
Home equity	2,140	34,835	36,975	2,110	36,786	38,896
Purchased home equity pools	482	25,396	25,878	483	26,492	26,975
Other consumer	105	2,508	2,613	114	2,506	2,620
Total gross loans	$44,502	$353,061	$397,563	$37,043	$377,731	$414,774
Deferred loan costs			991			1,004
Total loans			$398,554			$415,778

The allowance for loan losses increased $0.3 million from December 31, 2010, to March 31, 2011, primarily due to an increase in allowances for the commercial real estate segment as a result of deterioration in credit quality. Total loan balances declined by $17.2 million as a result of reduced lending activity and declines in all segment balances except for residential real estate.

Troubled Debt Restructurings

The Company has allocated $2.0 million and $1.7 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) at March 31, 2011 and December 31, 2010, respectively. The Company has no additional lending commitments at March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Once this assurance is reached, the TDR is classified as a restructured loan. At March 31, 2011, there were $17.5 million TDR loans, of which $12.8 million were classified as nonaccrual and $4.7 million were classified as restructured loans and accruing, and there were no unfunded commitments on these loans. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

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

Substandard-Accrual. Loans classified as substandard-accrual have a well-defined weakness or weaknesses that may jeopardize the liquidation of the debt. Such loans are characterized by an increased possibility that the institution will sustain some loss if the deficiencies are not corrected; however, based on recent experience and expectations for future performance, they are on accrual status.

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

At March 31, 2011 and December 31, 2010 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard- Accrual	Substandard-Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
March 31, 2011
Commercial	$33,152	$10,284	$200	$2,422	$—	$46,058
Commercial real estate:
Owner occupied	55,087	978	398	6,332	—	62,795
Non-owner occupied	129,485	23,886	9,038	12,572	—	174,981
Construction and development	14,794	364	3,118	13,885	—	32,161
Residential real estate:
Owner occupied	10,765	307	408	602	77	12,159
Non-owner occupied	3,908	—	34	—	1	3,943
Home equity	34,438	523	652	1,325	37	36,975
Purchased home equity pools	16,533	—	9,345	—	—	25,878
Other consumer	2,314	286	13	—	—	2,613
	$300,476	$36,628	$23,206	$37,138	$115	397,563
Deferred loan costs						991
Total						$398,554

December 31, 2010
Commercial	$39,301	$11,902	$200	$2,568	$—	$53,971
Commercial real estate:
Owner occupied	56,627	1,036	398	6,433	—	64,494
Non-owner occupied	131,700	22,541	12,434	9,322	—	175,997
Construction and development	19,429	673	3,188	12,526	—	35,816
Residential real estate:
Owner occupied	10,310	344	608	1,283	30	12,575
Non-owner occupied	3,429	—	—	—	1	3,430
Home equity	35,977	567	1,089	791	472	38,896
Purchased home equity pools	16,979	—	9,996	—	—	26,975
Other consumer	2,203	302	115	—	—	2,620
	$315,955	$37,365	$28,028	$32,923	$503	414,774
Deferred loan costs						1,004
Total						$415,778

Substandard loans increased primarily as a result of deterioration in credit quality of the commercial real estate non-owner occupied and construction and development loan segments.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.1 million and $1.3 million at March 31, 2011 and December 31, 2010, respectively.

Note 4-Other Real Estate Owned

A summary of other real estate owned (“OREO”) is as follows:

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$5,314	$830
Transfer of loans at net realizable value to OREO	163	—
Sale proceeds	(262)	—
Gain from sale of OREO	39	—
Write down and losses on sales of OREO	(725)	(82)
Balance at end of period	$4,529	$748

During the quarters ending March 31, 2011 and 2010, net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $0.7 million and $0.1 million, respectively.

Note 5-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities. The following is a summary of short-term borrowings:

	March 31, 2011		December 31, 2010
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Securities sold under repurchase agreements	$5,768	0.15%	$9,961	0.21%
Treasury, tax, and loan note	196	0.00	2,800	0.00
Total short-term borrowings	$5,964	0.14%	$12,761	0.16%

There were no federal funds purchased at March 31, 2011 or December 31, 2010. Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement, among other items, requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings.

Note 6-Long-term Borrowings

Long-term borrowings of $10.0 million at both March 31, 2011 and December 31, 2010 consist of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings are fixed-rate borrowings collateralized by residential mortgage-backed securities. CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The maximum collateral margin available for the qualifying residential mortgage-backed securities pledged as collateral is between 66% and 96% of market value, depending on the type of collateral. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $14.4 million and $17.8 million at March 31, 2011 and December 31, 2010, respectively. These assets consisted of securities with a fair value of $15.5 million and $19.1 million at March 31, 2011 and December 31, 2010, respectively. As a result, additional borrowings available at the FHLBC at March 31, 2011, were $4.4 million based on $14.4 million in potential borrowings less $10.0 million in outstanding borrowings. Similarly, $7.8 million was available at December 31, 2010, based on $17.8 million in potential borrowings less $10.0 million in actual outstanding borrowings.

Note 7 Stockholders’ Equity

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

At both March 31, 2011 and December 31, 2010, CIB Marine was subject to the Written Agreement it entered into with the Federal Reserve Bank. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

At both March 31, 2011 and December 31, 2010, CIBM Bank was under a Consent Order with the FDIC and its state banking regulator. The Consent Order, among other things, requires CIBM Bank to maintain a minimum Tier 1 leverage ratio of 10% and maintain a minimum total risk-based capital ratio of 12%, At March 31, 2011 and December 31, 2010, CIBM Bank’s Tier 1 leverage and risk-based capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence, was considered to be classified as adequately-capitalized under the regulatory definitions. The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted earlier, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the level required to be considered “well capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2011
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$78,315	15.93%	$39,326	8.00%
CIBM Bank (1)	66,477	13.77	38,630	8.00	$48,288	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$72,062	14.66%	$19,663	4.00%
CIBM Bank	60,332	12.49	19,315	4.00	$28,973	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$72,062	12.25%	$23,539	4.00%
CIBM Bank (1)	60,332	10.41	23,180	4.00	$28,975	5.00%

December 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,965	15.47%	$41,360	8.00%
CIBM Bank (1)	67,891	13.36	40,655	8.00	$50,819	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,401	14.20%	$20,680	4.00%
CIBM Bank	61,438	12.09	20,327	4.00	$30,491	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$73,401	11.80%	$24,875	4.00%
CIBM Bank (1)	61,438	10.04	24,486	4.00	$30,608	5.00%

(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% and a total risk based capital ratio of 12%; as of March 31, 2011 and December 31, 2010, this is equivalent to Tier 1 capital of $57.9 million and $61.2 million and total capital of $57.9 million and $61.0 million, respectively.

CIB Marine continues to focus on the safety and soundness of CIBM Bank. CIB Marine provided CIBM Bank with $5.3 million of capital during 2010. This was consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the Bank Holding Company Act of 1956 (“BHCA”), as amended.

Pursuant to the Written Agreement and throughout such time as the Written Agreement remains in effect, CIB Marine may not declare or pay dividends without first obtaining the consent of the Federal Reserve Bank. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on its preferred stock has been paid in full for four consecutive quarters. No dividends have been declared or paid to date on CIB Marine’s preferred stock.

Note 8-Loss per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(1,345)	$(2,359)
Preferred stock dividends	—	—
Net loss attributable to common stockholders	$(1,345)	$(2,359)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344
Shares owned by CIBM Bank	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892
Effect of dilutive stock options outstanding	—	—
Basic	18,127,892	18,127,892
Assumed conversion of Series B preferred to common	—	—
Diluted	18,127,892	18,127,892

Loss per share :
Basic loss from continuing operations	$(0.07)	$(0.13)
Diluted loss from continuing operations	(0.07)	(0.13)

For each of the quarters ended March 31, 2011 and 2010, options to purchase 451,712 and 762,137 shares, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At March 31, 2011 and 2010, the assumed conversion of Series B preferred stock represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B preferred stock was deemed to be anti-dilutive and therefore, was excluded from the calculation of diluted loss per share for the periods ending March 31, 2011 and 2010.

Note 9-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to extend credit	$35,014	$36,111
Standby letters of credit	1,884	2,040

Lending-Related Commitments

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $1.9 million and $2.1 million with a weighted average term of approximately eight months and eleven months at March 31, 2011 and December 31, 2010, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

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

Note 10-Fair Value

The following tables presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2011
Assets
U.S. government agencies	$7,309	$—	$7,309	$—
States and political subdivisions	28,944	—	28,944	—
Trust preferred securities collateralized debt obligations	3,406	—	—	3,406
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	38,433	—	38,433	—
Residential mortgage-backed securities (non-agencies)	32,261	—	32,261	—
Total	$110,503	$—	$107,097	$3,406

December 31, 2010
Assets
U.S. government agencies	$12,916	$—	$12,916	$—
States and political subdivisions	29,448	—	29,448	—
Trust preferred securities collateralized debt obligations	2,985	—	—	2,985
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	45,187	—	45,187	—
Residential mortgage-backed securities (non-agencies)	36,192	—	36,192	—
Total	$126,878	$—	$123,893	$2,985

The decrease in Level 2 assets since year end 2010 was primarily attributable to $11.6 million in repayments of mortgage-backed securities during the first quarter of 2011. The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Available for Sale Securities
Beginning of year balance	$2,985	$3,662
Total gains or losses (realized/unrealized)
Included in other comprehensive income	428	(136)
Settlements	(7)	(8)
Balance at end of period	$3,406	$3,518
The amount of total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$428	$(136)

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 and December 31, 2010.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Quarter Ended March 31, 2011	Total Gains (Losses) for the Quarter Ended March 31, 2010
	(Dollars in thousands)
March 31, 2011
Assets
Loans held for sale	$6,320	$—	$—	$6,320	$—	$(52)
Impaired loans (1)	18,612	—	18,612	—	(804)	(3,244)
Other real estate owned	4,529	—	4,529	—	(686)	(82)
Other equity investments	65	—	—	65	—	—
Total	$29,526	$—	$23,141	$6,385	$(1,490)	$(3,378)

(1)	Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for March 31, 2011. Total impaired loans at March 31, 2011 were $44.5 million.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Assets
Loans held for sale	$6,628	$—	$—	$6,628
Impaired loans (1)	18,029	—	18,029	—
Other real estate owned	5,314	—	5,314	—
Other equity investments	65	—	—	65
Total	$30,036	$—	$23,343	$6,693

(1)	Total impaired loans at December 31, 2010 were $37.0 million.

The following table presents a roll forward of fair values measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Loans Held for Sale	Other Equity Investments
	(Dollars in thousands)

Balance at January 1, 2011	$6,628	$65
Settlements	(308)	—
Balance at March 31, 2011	$6,320	$65

Gains and losses (realized and unrealized), included in earnings for the quarters ended March 31, 2011 and 2010 above) are reported in other revenues as follows:

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	428	(136)

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

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial real estate and residential real estate loans, is estimated based on indicative and general sale price levels for commercial real estate loans of similar quality and current prices for similar residential real estate loans offered by mortgage correspondent banks. Residential real estate loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly-originated residential real estate loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Impaired Loans. Impairment losses are included in the allowance for loan losses. The impairment loss is based on Level 2 quoted market price inputs, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those loans that are carried at their fair value and at this time would only include those with an impairment loss either reserved for as a specific reserve or charged-off where that impairment loss was determined using a market approach to valuation based upon a fair value estimate of the collateral. For real estate collateral, that is done using an appraised value of the real estate with certain other market correlated or corroborated information.

Other Real Estate Owned. OREO fair value estimates are derived using the market approach to valuation using Level 2 inputs, including primarily the appraised value of the real estate, adjusted for estimated selling costs, with certain other market correlated or corroborated information to reflect current market values.

The table below summarizes fair value of financial assets and liabilities at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$52,912	$52,912	$27,267	$27,267
Loans held for sale	6,320	6,320	6,628	6,628
Securities available for sale	110,503	110,503	126,878	126,878
Loans, net	383,628	349,266	401,133	378,832
Accrued interest receivable	1,950	1,950	2,293	2,293
Financial liabilities:
Deposits	490,784	493,928	493,527	497,639
Short-term borrowings	5,964	5,964	12,761	12,761
Long-term borrowings	10,000	10,336	10,000	10,413
Accrued interest payable	625	625	705	705

	March 31, 2011			December 31, 2010
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit	$35,014	$—	$—	$36,111	$—	$—
Standby letters of credit	1,884	3	3	2,040	(4)	(4)

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

Loans Receivable. The fair value of loans receivable was estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and maturities. The carrying value of loans receivable is net of the allowance for loan losses.

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s (“FHFA”) approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both March 31, 2011 and December 31, 2010.

Accrued Interest Receivable. The carrying amounts of accrued interest approximate its fair value.

Deposit Liabilities. The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand. The fair value of fixed time deposits was estimated using the income approach to valuation by discounting expected future cash flows. The discount rates used in these analyses are based on market rates of alternative funding sources currently available for similar remaining maturities.

Short-term Borrowings. The carrying value of short-term borrowings payable within three months or less approximates their fair value. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using the income approach to valuation by discounting expected future cash flows by a current market rate for similar types of debt. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Long-term Borrowings. The fair market value of long-term borrowings payable was estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates for instruments with similar terms.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of March 31, 2011, and its changes in financial condition and results of operations for the quarters ended March 31, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2010 Form 10-K.

FORWARD-LOOKING STATEMENTS

CIB Marine has made statements in this Form 10-Q that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. CIB Marine intends these forward-looking statements to be subject to the safe harbor created thereby and is including this statement to avail itself of the safe harbor. Forward-looking statements are identified generally by statements containing words and phrases such as “may,” “project,” “are confident,” “should be,” “intend,” “predict,” “believe,” “plan,” “expect,” “estimate,” “anticipate” and similar expressions. These forward-looking statements reflect CIB Marine’s current views with respect to future events and financial performance that are subject to many uncertainties and factors relating to CIB Marine’s operations and the business environment, which could change at any time.

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s 2010 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Part II, Item 1-Legal Proceedings of this Form 10-Q.

Stockholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, but are not limited to, these risk factors are set forth below:

•	operating, legal, and regulatory risks;
•	economic, political, and competitive forces affecting CIB Marine’s banking business;
•	the impact on net interest income from changes in monetary policy and general economic conditions;
•	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•	other factors discussed under Part II, Item 1A, “Risk Factors,” below and elsewhere herein.

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

The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans collectively evaluated for impairment are added together for a total estimate of loan losses. The estimate of losses for groups of loans includes an assessment of a range of likely loss outcomes and the most likely outcome is used. This total estimate of loan losses is compared to the allowance for loan losses of CIBM Bank as of the evaluation date. If the estimate of losses is greater than the allowance, an additional provision to the allowance is made. If the estimate of losses is less than the allowance, the allowance is reduced. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used to estimate loan losses. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses will be made, which may be material to the consolidated financial statements.

Measurement of Fair Value. A portion of CIB Marine’s assets and liabilities are carried at fair value on the consolidated balance sheets, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable GAAP. These include CIB Marine’s available for sale securities and other equity securities. The estimation of fair value also affects certain other loans held for sale, which are not recorded at fair value but at the lower of cost or market. The determination of fair value is important for certain other assets, including impaired loans, and OREO that are periodically evaluated for impairment using fair value estimates.

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

Securities Available for Sale. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 2 to the consolidated financial statements appearing in this Form 10-Q.

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

Results of Operations

Results of Operations-Summary

Net loss from continuing operations for the first quarter of 2011 was $1.3 million or an improvement of $1.1 million compared to the net loss of $2.4 million for the first quarter of 2010. The reduction in the net loss between periods was primarily due to a reduction in the provision for loan losses. The first quarter 2011 provision for loan losses was $1.6 million lower than the first quarter of 2010 due primarily to less adverse change in credit quality.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	At or for the Quarters Ended March 31,
	2011	2010
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$6,791	$8,130
Interest expense	1,639	2,653
Net interest income	5,152	5,477
Provision for loan losses	1,089	2,672
Net interest income after provision for loan losses	4,063	2,805
Noninterest income (1)	209	504
Noninterest expense	5,617	5,668
Loss from continuing operations before income taxes	(1,345)	(2,359)
Income tax expense	—	—
Net loss from continuing operations	(1,345)	(2,359)
Net income from discontinued operations	—	—
Net loss	$(1,345)	$(2,359)
Common Share Data
Basic and diluted loss from continuing operations	$(0.07)	$(0.13)
Net loss	(0.07)	(0.13)
Dividends	—	—
Book value per share	$0.47	$1.30
Weighted average shares outstanding-basic	18,127,892	18,127,892
Weighted average shares outstanding-diluted	18,127,892	18,127,892
Financial Condition Data
Total assets excluding assets of company held for disposal	$577,934	$690,552
Loans	398,554	450,544
Allowance for loan losses	(14,926)	(16,954)
Securities available for sale	110,503	171,263
Deposits	490,784	582,841
Borrowings	15,964	20,597
Stockholders’ equity	68,485	83,476
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	3.62%	3.18%
Net interest spread (3)	3.32	2.82
Noninterest income to average assets (4)	0.15	0.24
Noninterest expense to average assets	3.90	3.28
Efficiency ratio (5)	104.78	96.30
Loss on average assets (6)	(0.93)	(1.36)
Loss on average equity (7)	(7.92)	(11.15)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	10.54%	11.31%
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total assets (8)	8.05	7.49
Allowance for loan losses to total loans	3.75	3.76
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	35.53	33.26
Net charge-offs annualized to average loans	0.81	1.72
Capital ratios:
Total equity to total continuing assets	11.85%	12.09%
Total risk-based capital ratio	15.93	16.75
Tier 1 risk-based capital ratio	14.66	15.48
Leverage capital ratio	12.25	12.60
Other data:
Number of employees (full-time equivalent)	144	164
Number of banking facilities	15	17

(1)	Noninterest income from continuing operations includes pretax gains on investment securities of $0.1 million for the quarter ended March 31, 2010.
(2)
Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets. In the future, CIB Marine does not expect to realize all the tax benefits associated with tax-exempt assets due to substantial losses it has incurred and for all quarters presented no U.S. federal or state loss carryback potential remains. Accordingly, interest income on tax-exempt earning assets has not been adjusted to reflect the tax-equivalent basis. If March 2011 and 2010 had been shown on a tax-equivalent basis of 35%, the net interest margin would have been 3.62% and 3.18%, respectively.

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

	Quarters Ended March 31,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$118,808	$1,441	4.85%	$177,900	$2,246	5.05%
Tax-exempt	152	2	5.26	231	3	5.19
Total securities available for sale	118,960	1,443	4.85	178,131	2,249	5.05
Loans held for sale (1)	6,382	102	6.48	10,233	91	3.61
Loans (1)(2):
Commercial	51,699	604	4.74	70,878	871	4.98
Commercial real estate (3)	274,542	3,300	4.87	296,096	3,399	4.66
Consumer	80,034	1,321	6.69	94,727	1,500	6.42
Total loans	406,275	5,225	5.22	461,701	5,770	5.07
Federal funds sold, reverse repo and interest-earning due from banks	32,494	15	0.19	33,440	20	0.24
Federal Home Loan Bank Stock	11,555	6	0.21	11,555	—	—
Total interest-earning assets	575,666	6,791	4.77	695,060	8,130	4.73
Noninterest-earning assets
Cash and due from banks	7,967			10,650
Premises and equipment	5,016			4,997
Allowance for loan losses	(14,667)			(15,877)
Accrued interest receivable and other assets	9,979			6,484
Total noninterest-earning assets	8,295			6,254
Total assets	$583,961			$701,314

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$32,834	$22	0.27%	$32,010	$25	0.32%
Money market	145,657	298	0.83	111,846	276	1.00
Other savings deposits	10,171	6	0.24	9,357	4	0.17
Time deposits (3)	251,597	1,208	1.95	384,647	2,182	2.30
Total interest-bearing deposits	440,259	1,534	1.41	537,860	2,487	1.88
Borrowings-short-term	6,782	3	0.18	8,483	9	0.43
Borrowings-long-term	10,000	102	4.14	15,556	157	4.09
Total borrowed funds	16,782	105	2.54	24,039	166	2.80
Total interest-bearing liabilities	457,041	1,639	1.45	561,899	2,653	1.91
Noninterest-bearing demand deposits	54,288			48,951
Accrued interest and other liabilities	3,772			4,694
Stockholders’ equity	68,860			85,770
Total liabilities and stockholders’ equity	$583,961			$701,314
Net interest income and net interest spread (1)(4)		$5,152	3.32%		$5,477	2.82%
Net interest-earning assets	$118,625			$133,161
Net interest margin (1)(5)			3.62%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.26			1.24

(1)	Balance totals include respective nonaccrual assets.
(2)	Interest earned on loans includes a nominal amount of amortized loan costs for both the quarters ended March 31, 2011 and 2010.
(3)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(4)	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(5)	Net interest margin is the ratio of net interest income, on a tax-equivalent basis, to average interest-earning assets.

Net interest income decreased $0.3 million, or 5.9%, from $5.5 million in the first quarter of 2010 to $5.2 million in the first quarter of 2011. The decrease was mainly attributable to the continued decline in earning assets. CIB Marine has various strategies to improve net interest income, including growing loans extended to local commercial banking relationships, reducing nonperforming loans, reducing interest costs by improving the composition of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy and adjusting deposit interest rates, which often lag key banking indices when those indices change rapidly.

Total interest income decreased $1.3 million, or 16.5%, from $8.1 million in the first quarter of 2010 to $6.8 million in the first quarter of 2011. The decrease was due to a $0.8 million, or 35.8%, decrease in interest income on securities and a $0.5 million, or 9.4%, decrease in interest income on loans during the first quarter of 2011 compared to the same period 2010. The decrease in interest income on the securities resulted primarily from a $59.2 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $55.4 million reduction in average loan balances, slightly offset by a 15 basis point improvement in loan yields due to improving non-accrual loan balances during the first quarter of 2011 compared to first quarter of 2010.

Total interest expense decreased $1.0 million, or 38.2%, from $2.6 million in the first quarter of 2010 to $1.6 million in the first quarter of 2011. The decrease was primarily due to a $1.0 million, or 44.6%, decrease in interest expense on time deposits. The decrease in interest expense on time deposits was due to a 35 basis point decline in average interest costs paid on time deposits and due to a $133.1 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposit and corresponding securities balances to reduce total assets as part of its capital management strategy and consistent with its liquidity and interest rate risk management strategies, and due to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term as well as the limited lending opportunities in the local geographies.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased significantly by 44 basis points from 3.18% during the first quarter of 2010 to 3.62% during the first quarter of 2011 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased 50 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent being comprised of non-time deposits. Average yield of interest-earning assets increased 4 basis points and average cost of interest-bearing liabilities decreased 46 basis points.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010 (1)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(720)	$(85)	$(805)	(35.8)%
Securities-tax-exempt	(1)	—	(1)	(33.3)
Total securities	(721)	(85)	(806)	(35.8)
Loans held for sale	(43)	54	11	12.1
Commercial	(226)	(41)	(267)	(30.7)
Commercial real estate	(254)	155	(99)	(2.9)
Consumer	(241)	62	(179)	(11.9)
Total loans (including fees)	(721)	176	(545)	(9.4)
Federal funds sold, reverse repo and interest-bearing due from banks	(1)	(4)	(5)	(25.0)
Federal Home Loan Bank Stock	—	6	6	—
Total interest income	(1,486)	147	(1,339)	(16.5)
Interest Expense
Interest-bearing demand deposits	1	(4)	(3)	(12.0)
Money market	74	(52)	22	8.0
Other savings deposits	—	2	2	50.0

	Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010 (1)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Time deposits	(675)	(299)	(974)	(44.6)
Total deposits	(600)	(353)	(953)	(38.3)
Borrowings-short-term	(2)	(4)	(6)	(66.7)
Borrowings-long-term	(57)	2	(55)	(35.0)
Total borrowed funds	(59)	(2)	(61)	(36.7)
Total interest expense	(659)	(355)	(1,014)	(38.2)
Net interest income	$(827)	$502	$(325)	(5.9)%

(1)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses represents a charge to earnings taken to maintain the adequacy of the allowance for loan losses. The provision for loan losses was $1.1 million and $2.7 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.

During the first quarter of 2011 the provision for loan losses continued to be adversely affected by the deteriorated market conditions for real estate and, in particular, the commercial real estate loan segment, where an additional provision of $1.2 million was made compared to $1.5 million during the same period in 2010.

Noninterest Income

Noninterest income decreased $0.3 million from $0.5 million for the quarter ended March 31, 2010 to $0.2 million for the quarter ended March 31, 2011. The decrease was primarily due to a $0.1 million decrease in gain on sale of securities, $0.1 million decrease in gain on sale of assets and $0.1 million increase in OTTI.

Noninterest Expense

Total noninterest expense decreased $0.1 million, from $5.7 million for the quarter ended March 31, 2010 to $5.6 million for the quarter ended March 31, 2011. The decrease was due to decreases in: compensation and employee benefits, resulting from a reduction in full-time equivalent employees at the Company; occupancy and premises; FDIC insurance, due to reduced deposit balances; professional services and other expense. The decreases were offset by an increase in write down and losses on assets. During the first quarter of 2011, write down and losses on assets consisted of $0.7 million of OREO and $0.1 million of fixed assets compared to $0.1 million of OREO and $0.1 million of loss on sale of loans held for sale during the first quarter of 2010. In 2011, a regulatory application to close the Arizona branch of CIBM Bank was submitted. It is expected that the branch will close in the second quarter of 2011.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2011 or 2010 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of the Company are not “more likely than not” to be realized.

Financial Condition

Overview

Total assets continued a planned decline to $579.0 million at March 31, 2011 compared to year-end 2010 total assets of $589.0 million. During 2011 and 2010, CIB Marine and CIBM Bank employed various strategies to reduce and deleverage its balance sheet and maintain its regulatory capital ratios. In addition to reducing securities available for sale by $16.4 million during the first quarter of 2011, total loans were also decreased by $17.2 million during the same period. Cash and due from banks increased $25.6 million in the first quarter of 2011 as loans and securities decreased by more than deposits. Total liabilities declined by $9.7 million during the first quarter of 2011, primarily due to the reductions in time deposits of $17.5 million partially offset by increased balances in non-maturing deposits. The closure of the Arizona branch will further deleverage the balance sheet.

Securities Available for Sale

Total securities available for sale at March 31, 2011 were $110.5 million, a decrease of $16.4 million, or 12.9%, from $126.9 million at December 31, 2010. The decrease was primarily due to prepayments, repayments and maturities from the existing portfolio.

The net unrealized loss on securities available for sale was $3.5 million at March 31, 2011, compared to $4.6 million at December 31, 2010. The net unrealized losses are mainly in trust preferred CDOs and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At March 31, 2011, 6.6% of the securities portfolio consisted of U.S. government agency securities, 64.0% of mortgage-backed securities and 26.2% of obligations of states and political subdivisions compared to 10.2%, 64.1% and 23.2% at December 31, 2010, respectively. The ratio of total securities to total assets was 19.1% and 21.5% at March 31, 2011 and December 31, 2010, respectively.

Loans Held for Sale

At March 31, 2011 and December 31, 2010, loans held for sale were $6.3 million and $6.6 million, respectively. At March 31, 2011, loans held for sale totaling $0.8 million were on nonaccrual status. At December 31, 2010, $1.1 million of loans held for sale were on nonaccrual status.

Loans

Loans, net of the allowance for loan losses, were $383.6 million at March 31 2011, a decrease of $17.5 million, or 4.4%, from $401.1 million at December 31, 2010, and represented 66.3% and 68.1% of CIB Marine’s total assets at March 31, 2011 and December 31, 2010, respectively.

Credit Concentrations

At March 31, 2011 and December 31, 2010, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At March 31, 2011 and December 31, 2010, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
March 31, 2011
Real estate, rental & leasing	$173.5	44%	253%
Construction	35.8	9	52
Health care & social assistance	23.2	6	34
Accommodation & food services	25.1	6	37

December 31, 2010
Real estate, rental & leasing	$180.0	43%	262%
Construction	37.0	9	54
Health care & social assistance	28.3	7	41
Accommodation & food services	24.6	6	36

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

At March 31, 2011, the allowance for loan losses was $14.9 million or 3.75% of total loans compared to $14.6 million, or 3.52% of total loans at December 31, 2010. The increase since year end 2010 is primarily attributable to a $1.2 million increase in the allowance for commercial real estate loans caused by an increase in provisions for deteriorated credit, offset by reductions in the allowance for commercial loans and purchase home equity loan pools, as a result of reduced balances and reduced Special Mention and Substandard loans in these categories, respectively, as shown in the tables accompanying this section and Note 3-Loans and Allowance for Loan Losses in Part I, Item 1 of this report. The allowance for loan losses, excluding those for purchased home equity pools, increased $0.7 million from March 31, 2011 compared to December 31, 2010, and the allowance for loan losses to total loans, excluding the purchased home equity pools, increased to 3.50% from 3.17% over the same period.

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans measured in similar groups of loans was $9.7 million and $10.8 million at March 31, 2011 and December 31, 2010, respectively, or 2.74% and 2.85% of the respective loan balances. The decline in amount and percent is primarily related to the decline in allowance for purchased home equity pools, as balances have declined and performance trends generally improved. In addition, a migration of loans from this group to those measured individually for impairment occurred during the first quarter of 2011. The allowance for individually impaired loans was $5.2 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively, or 11.8% and 10.5% of the respective loan balances. The increase in amount and percent is primarily related to the increase in impaired loans in the commercial real estate segment. The current carrying value of impaired loans at March 31, 2011 is approximately 76% of contractual principal compared to 64% at the end of 2010. At March 31, 2011, the total of the allowance for loan loss for impaired loans plus all prior net charge-offs taken against those impaired loans is $19.5 million, or 33% of contractual principal compared to $18.6 million or 36% at December 31, 2010.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

Total charge-offs for the first quarter of 2011 were $1.4 million, while recoveries were $0.6 million, compared to $3.0 million and $1.0 million, respectively, for the first quarter of 2010. Net charge-offs were down the most in the purchased home equity loan pools, where they declined $0.8 million from $1.3 million to $0.5 million. Net charge-offs of commercial real estate loans also declined significantly, from $0.7 million during the first quarter of 2010 to $0.1 million during the first quarter of 2011. Although net charge-offs improved period to period, the reported amount of CIB Marine’s nonaccrual loans continues to be elevated as the economy has not fully recovered and unemployment levels continue to be high relative to historical norms. As demonstrated between 2008 and 2010, the credit environment and underlying collateral values can change rapidly, having an adverse affect on charge-offs and related loan loss provisions. In particular, declining real estate values had a pronounced affect on charge-offs for construction and development loans between the years 2008 and 2010.

CIB Marine believes that the allowance for loan losses is adequate to absorb probable incurred losses on existing loans that may become uncollectible; however, given the conditions of the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Management recognizes that there are significant estimates in the process and the ultimate losses could be materially different from those currently estimated. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the adequacy of the allowance for loan losses and may require CIB Marine to make material additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$14,645	$16,240
Loans charged-off:
Commercial	—	(20)
Commercial real estate	(406)	(655)
Construction and development	(113)	(593)
Residential real estate	—	—
Home equity	(235)	(159)
Purchased home equity pools	(634)	(1,575)
Other consumer	(3)	(1)
Total loans charged-off	(1,391)	(3,003)
Recoveries of loans charged-off:
Commercial	140	1
Commercial real estate	326	—
Construction and development	—	778
Residential real estate	—	—
Home equity	16	7
Purchased home equity pools	101	256
Other consumer	—	3
Total loans recoveries	583	1,045
Net loans recovered (charged-off)	(808)	(1,958)
Provision for (reversal of) loan losses:
Commercial	(655)	420
Commercial real estate	1,243	1,465
Construction and development	162	489
Residential real estate	(70)	(14)
Home equity	311	49
Purchased home equity pools	101	251
Other consumer	(3)	12
Total provision for (reversal of) loan losses	1,089	2,672
Balance at end of year	$14,926	$16,954
Ratios
Allowance for loan losses to total loans	3.75%	3.76%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	35.53	33.26
Net charge-offs (recoveries) to average total loans:
Commercial	(1.10)	0.11
Commercial real estate and construction and development loans	0.29	0.64
Residential real estate, home equity and other consumer	3.83	6.29
Total loans	0.81	1.72
Recoveries to loans charged-off	41.91	34.80

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated.

	March 31, 2011		December 31, 2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$2,176	11.6%	$2,691	13.0%
Commercial real estate	8,629	59.8	7,466	58.0
Construction and development	922	8.1	873	8.6
Residential real estate	281	4.1	351	3.9

	March 31, 2011		December 31, 2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Home equity	948	9.3	856	9.4
Purchased home equity pools	1,917	6.5	2,349	6.5
Other consumer	53	0.6	59	0.6
Total allowance	$14,926	100.0%	$14,645	100.0%

In determining the adequacy of the allowance for loan losses, management considers a number of factors to assess the risk and determine the amount of loan loss in the portfolio at the measurement date. The tables below presents certain statistics that are indicators of credit risk by loan segment and provides some supplemental information that, together with the previous discussion, is intended to assist in obtaining an understanding of the current credit risks that are in each loan portfolio segment.

Commercial	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$46,058	100.0%	11.6%	$53,971	100.0%	13.0%
Nonaccrual	2,422	5.3	0.6	2,568	4.8	0.6
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	2,176	4.7	0.5	2,691	5.0	0.6
Net charge-offs (recoveries) year-to-date	(140)			671
Provisions to (reduction in) allowance for loan losses year-to-date	(655)			591
Allowance for loan losses/nonaccrual loans		90%			105%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		99 (1)			121 (1)

At March 31, 2011, commercial loans were largely distributed to customers located in Wisconsin (27%), Illinois (38%), Indiana (25%) and Arizona (9%). Nonaccrual commercial loans were distributed to customers located in Illinois (82%) and Wisconsin (18%). At December 31, 2010, commercial loans were largely distributed to customers located in Wisconsin (34%), Illinois (35%), Indiana (22%) and Arizona (8%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (84%) and Wisconsin (15%).

Commercial loans decreased during the first quarter of 2011 compared to December 31, 2010. Provision adjustments for commercial loans were negative due to a decline in balances, an increase in recoveries and a decline in impairments on impaired loans for this segment.

Commercial Real Estate	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$237,776	100.0%	59.8%	$240,491	100.0%	58.0%
Nonaccrual	18,904	8.0	4.8	15,755	6.6	3.8
Renegotiated, accrual	3,060	1.3	0.8	3,790	1.6	0.9
Allowance for loan losses	8,629	3.6	2.2	7,466	3.1	1.8
Net charge-offs year-to-date	80			3,819
Provisions to allowance for loan losses year-to-date	1,243			4,706
Allowance for loan losses/nonaccrual loans		46%			47%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		173 (1)			137 (1)

At March 31, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were largely distributed to customers located in Arizona (50%), Florida (20%), Illinois (14%), Wisconsin (10%) and Indiana (5%). At December 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were distributed to customers located in Arizona (67%), Illinois (18%), Wisconsin (10%) and Indiana (5%).

At March 31, 2011, commercial real estate loans comprise owner occupied real estate properties ($67.0 million) and non-owner occupied real estate properties ($170.7 million); with non-owner occupied property loan types concentrated in office space ($49.6 million), retail space ($27.2 million), multifamily residential ($23.0 million), nursing homes and assisted living ($12.5 million), and hospitality ($14.5 million). At December 31, 2010, commercial real estate loans comprise owner occupied real estate properties ($64.5 million) and non-owner occupied real estate properties ($176.0 million); with non-owner occupied property loan types concentrated in office space ($51.8 million), retail space ($27.8 million), multifamily residential ($24.5 million), nursing homes and assisted living ($12.6 million), and hospitality ($14.6 million).

Deteriorated real estate markets continue to adversely affect credit quality and new development. Impaired and nonaccrual loans in this segment increased during the first quarter of 2011 as credit quality declined.

Construction and Development	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$32,161	100.0%	8.1%	$35,816	100.0%	8.6%
Nonaccrual	13,885	43.2	3.5	12,526	35.0	3.0
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	922	2.9	0.2	873	2.4	0.2
Net charge-offs year-to-date	113			7,367
Provisions to allowance for loan losses year-to-date	162			6,788
Allowance for loan losses/nonaccrual loans		7%			7%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		130 (1)			2,617 (1)

At March 31, 2011, construction and development loans were largely distributed to customers with properties located in Illinois (31%), Wisconsin (21%), Nevada (12%), Indiana (16%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Illinois (26%), Wisconsin (34%), Nevada (28%) and Indiana (11%). At December 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (20%), Nevada (11%), Indiana (17%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Illinois (29%), Wisconsin (26%), Nevada (31%) and Indiana (12%).

At March 31, 2011, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($22.4 million or 69%) and non-owner occupied construction loans ($6.1 million or 19%) with the majority of the latter concentrated in condominium and townhome property types ($4.9 million). At December 31, 2010, construction and development loans primarily comprise loans for properties with vacant land held for future commercial or residential development ($23.4 million or 65%) and non-owner occupied construction loans ($6.5 million or 18%) with the majority of the latter concentrated in condominium and townhome property types ($5.5 million).

Nonaccrual loans increased during the first quarter of 2011 due to deteriorated real estate markets continuing to adversely affect credit quality.

CIB Marine has significantly reduced the construction and development loan portfolio, which at year end 2007 was approximately 23.5% of total loans outstanding compared to 8.1% of total loans outstanding at March 31, 2011. Given market conditions, the construction and development loan portfolio is expected to continue to decrease.

Residential Real Estate (1-4 Family First Lien)	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$16,102	100.0%	4.1%	$16,005	100.0%	3.9%
Nonaccrual	680	4.2	0.2	1,314	8.2	0.3
Renegotiated, accrual	170	1.1	0.0	171	1.1	0.0
Allowance for loan losses	281	1.7	0.1	351	2.2	0.1
Net charge-offs (recoveries) year-to-date	—			(42)
Reduction in allowance for loan losses year-to-date	(70)			(145)

Residential Real Estate (1-4 Family First Lien)	March 31, 2011				December 31, 2010
	Balances	% of Balances		% of Loans	Balances	% of Balances		% of Loans
	(Dollars in thousands)
Allowance for loan losses/nonaccrual loans		41%				27%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		86	(1)			50	(1)

At March 31, 2011 and December 31, 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Wisconsin and Arizona.

Home Equity (Line and Term Loans)	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$36,975	100.0%	9.3%	$38,896	100.0%	9.4%
Nonaccrual	1,361	3.7	0.3	1,263	3.2	0.3
Renegotiated, accrual	943	2.6	0.2	986	2.5	0.2
Allowance for loan losses	948	2.6	0.2	856	2.2	0.2
Net charge-offs year-to-date	219			878
Provisions to allowance for loan losses year-to-date	311			674
Allowance for loan losses/nonaccrual loans		70%			68%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		93 (1)			69 (1)

At March 31, 2011 and December 31, 2010 home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin and Indiana.

Purchased Home Equity Pools	March 31, 2011				December 31, 2010
	Balances	% of Balances		% of Loans	Balances	% of Balances		% of Loans
	(Dollars in thousands)
Loans	$25,878	100.0%		6.5%	$26,975	100.0%		6.5%
Nonaccrual	—	—		—	—	—		—
Renegotiated, accrual	482	1.9		0.1	483	1.8		0.1
Allowance for loan losses	1,917	7.4		0.5	2,349	8.7		0.6
Net charge-offs year-to-date	533				4,204
Provisions to allowance for loan losses year-to-date	101				2,693
Allowance for loan losses/nonaccrual loans		NA	%			NA	%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA	(1)			NA	(1)

At March 31, 2011, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Illinois (4%), Washington (5%) and Minnesota (4%). At December 31, 2010, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%) and Minnesota (4%).

The purchased home equity pools totaled $25.9 million at March 31, 2011, compared to $27.0 million at December 31, 2010. The reduction in balances during the first quarter of 2011 of $1.1 million resulted from payments of $0.6 million and net charge-offs of $0.5 million. The allowance for loan losses for the home equity loan pools was $1.9 million or 7.4% of remaining balances at March 31, 2011, compared to $2.3 million or 8.7% of remaining balances at December 31, 2010.

Other Consumer	March 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$2,613	100.0%	0.6%	$2,620	100.0%	0.6%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	105	4.0	0.0	114	4.4	0.0
Allowance for loan losses	53	2.0	0.0	59	2.3	0.0
Net charge-offs year-to-date	3			43
Provisions to (reductions in) allowance for loan losses year-to-date	(3)			38

Other Consumer	March 31, 2011				December 31, 2010
	Balances	% of Balances		% of Loans	Balances	% of Balances		% of Loans
(Dollars in thousands)
Allowance for loan losses/nonaccrual loans		NA	%			NA	%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA	(1)			NA	(1)

At March 31, 2011, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (22%) and Arizona (10%). At December 31, 2010, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (19%) and Arizona (11%).

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

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$2,422	$2,568	$3,647
Commercial real estate	18,904	15,755	18,496
Construction and development	13,885	12,526	23,943
Residential real estate	680	1,314	3,079
Home equity	1,361	1,263	987
Purchased home equity pools	—	—	—
Other consumer	—	—	—
	37,252	33,426	50,152
Loans held for sale	838	1,112	2,994
Total nonaccrual loans	38,090	34,538	53,146
OREO	4,529	5,314	748
Total nonperforming assets	$42,619	$39,852	$53,894
Restructured loans (2)
Commercial real estate	$3,060	$3,790	$—
Residential real estate	170	171	143
Home equity	943	986	381
Purchased home equity pools	482	483	303
Other consumer	105	114	—
	$4,760	$5,544	$827

Ratios
Nonaccrual loans to total loans (3)	9.35%	8.04%	11.13%
OREO to total assets (1)	0.78	0.90	0.11
Nonperforming assets to total assets (1) (3)	7.23	6.59	7.49
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (3)	10.54	9.37	11.31
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (1) (3)	8.05	7.53	7.49

(1)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.
(2)	During 2010, CIB Marine modified its definition of nonperforming assets to exclude accruing restructured loans. Prior periods presented have been adjusted for this reclassification.
(3)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans and 90 days or more past due and still accruing loans.

Almost all nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances at March 31, 2011 and December 31, 2010 follow:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$28,095	$24,536
Impaired loans with a specific allowance	16,407	12,507
Total impaired loans	$44,502	$37,043
Specific allowance related to impaired loans	$5,251	$3,877

The average recorded investment in total impaired loans for the quarters ended March 31, 2011 and 2010 amounted to $45.7 million and $50.8 million, respectively. Interest income recognized on total impaired loans during the first quarters of 2011 and 2010 amounted to $0.1 million and $0.1 million, respectively. The gross income that would have been recognized had such loans been performing in accordance with their original terms would have been $2.2 million and $1.6 million during the first quarters of 2011 and 2010, respectively.

Commercial real estate and construction and development loans have been the primary contributors to the elevated levels of nonaccrual loans over the past three years. In addition, these loans along with the purchased home equity pools are the largest contributors to net charge-offs during the past three years. Real estate and construction-related loans continued to make up the majority of CIB Marine’s nonaccrual loans at March 31, 2011 and December 31, 2010. Elevated vacancy rates and depressed real estate values have contributed significantly to the elevated levels of net charge-offs and the increase in the provision for loan losses that CIB Marine experienced over the past three calendar years and the first quarter of 2011. Although tentative, signs of improvement in the economy could help to stabilize real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans increased $3.8 million, from $33.4 million at December 31, 2010 to $37.2 million at March 31, 2011. The net increase in nonaccrual loans was primarily due to an increase in such loans in the commercial real estate loan segment related to one new nonaccrual loan property located in Florida. Nonaccrual commercial real estate loans represented 51% and 47% of total nonaccrual loans at March 31, 2011 and December 31, 2010, respectively. The ratio of nonaccrual loans to total loans was 9.4% at March 31, 2011, compared to 8.0% at December 31, 2010. Foregone interest on nonaccrual loans reduced interest income by $2.3 million and $1.6 million during the first quarters of 2011 and 2010.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At March 31, 2011 and December 31, 2010, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale, was 36% and 38% at March 31, 2011 and December 31, 2010, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans, whose impairments have been charged-off, was 163% and 152% at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, CIB Marine had twelve borrowing relationships (loans to one borrower or a group of related borrowers); each with nonaccrual loan balances in excess of $1.0 million, that were not classified as held for sale. These relationships accounted for $29.9 million, or 80.4%, of nonaccrual loans excluding those held for sale. At December 31, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers); each with nonaccrual loan balances in excess of $1.0 million, that were not classified as held for sale. These relationships accounted for $25.0 million, or 74.8%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million were geographically distributed as follows:

•	$8.3 million in Illinois consisting of three relationships
•	$7.7 million in Arizona consisting of two relationships
•	$5.7 million in Wisconsin consisting of four relationships
•	$3.8 million in Florida consisting of one relationship
•	$2.9 million in Nevada consisting of one relationship
•	$1.5 million in Indiana consisting of one relationship

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

At March 31, 2011, there were $17.5 million TDR loans, of which $12.8 million were classified as nonaccrual and $4.7 million were classified as restructured loans and accruing, and there were no unfunded commitments on these loans. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. Potential Problem Loans are those classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. At March 31, 2011, Potential Problem Loans totaled $12.8 million compared to $16.2 million at December 31, 2010. The composition at March 31, 2011 included $9.5 million, $3.1 million and $0.2 million in commercial real estate, construction and development and commercial loans, respectively, compared to $12.8 million, $3.2 million and $0.2 million, respectively, at December 31, 2010. The decline was primarily due to the change in status of one loan to substandard accrual. The continued elevated level of Potential Problem Loans highlights management’s heightened level of uncertainty of the pace, magnitude and duration at which commercial purpose loans and related collateral may deteriorate.

Other Real Estate Owned

OREO, which represents foreclosed properties, was $4.5 million and consisted of ten properties at March 31, 2011 compared to $5.3 million and thirteen properties at December 31, 2010. During the first quarter of 2011, CIB Marine transferred one property for $0.2 million from its loan portfolio to OREO and sold four properties. During the first quarter of 2011, CIB Marine recorded a $0.6 million write down on four properties and a $0.04 million net loss on sale of four properties located in Arizona and Nevada. At March 31, 2011, OREO was geographically distributed as follows:

•	$1.8 million in Nevada consisting of one relationship
•	$1.3 million in Wisconsin consisting of one relationship
•	$0.7 million in Florida consisting of three relationships

•	$0.6 million in Arizona consisting of four relationships
•	$0.1 million in Illinois consisting of one relationship

Deposit Liabilities

Total deposits were $490.8 million at March 31, 2011 and $493.5 million at December 31, 2010. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 49.6% at March 31, 2011 and 52.9% at December 31, 2010, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding.

The aggregate amount of time deposits of $100,000 or more at March 31, 2011 and December 31, 2010 was $69.9 million, or approximately 28.7% of time deposits and $75.4 million or 28.9% of total time deposits, respectively. In the past CIBM Bank has accepted brokered time deposits to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. As a result of the Consent Order, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. There were no brokered time deposits at March 31, 2011 or December 31, 2010.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $6.8 million from $22.8 million at December 31, 2010, to $16.0 million at March 31, 2011. The decrease was attributable to a reduction of short-term borrowings.

During the first quarter of 2011, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed income investment securities as collateral for such borrowings.

Liquidity

CIB Marine manages liquidity at two levels: the CIB Marine parent company and CIBM Bank. The management of liquidity at both levels is essential because the parent company and the bank have different funding needs and sources, and are subject to certain regulatory guidelines and requirements. The Asset-Liability Management Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $27.3 million at December 31, 2010, to $52.9 million at March 31, 2011. This increase was part of CIB Marine’s capital plan to continue to deleverage the balance sheet and shrink total assets thereby improving the capital ratios of CIBM Bank.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $110.5 million and $126.9 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, $19.9 million pledged liabilities and contingent liabilities were outstanding which included $10.0 million to the FHLBC, $5.8 million to repurchase agreement customers and $4.1 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $16.8 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $49.3 million at March 31, 2011 are in excess of pledging requirements and are generally available for pledge release and in many cases provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2010, $27.5 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $25.4 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less brokered and pledged deposits, were $488.3 million and $490.2 million at March 31, 2011 and December 31, 2010, respectively.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during the first quarter of 2011 and, at March 31, 2011, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During 2010, the CIB Marine parent company received $5.0 million in dividends as a return of capital from its non-bank subsidiary, CIB Marine Capital. At March 31, 2011, the CIB Marine parent company had $3.2 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $0.9 million in cash and due from banks, $6.0 million in loans held for sale, $0.9 million in net loans and $0.7 million in other real estate owned at March 31, 2011. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During 2010, CIB Marine provided $5.3 million in capital to CIBM Bank to support CIBM Bank’s capital position.

Capital

CIB Marine’s stockholders’ equity was $68.5 million at March 31, 2011, compared to $68.8 million at December 31, 2010. The decrease during the first quarter of 2011 was primarily the result of a net loss from continuing operations of $1.3 million for the first quarter of 2011. Additionally, during the first quarter of 2011, stockholders’ equity was positively impacted by a $1.0 million reduction in accumulated other comprehensive loss.

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

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Risk-weighted assets	$491,571	$516,997
Average assets(1)	$588,481	$621,882
Capital components
Stockholders’ equity	$68,485	$68,753
Add: unrealized loss on securities	3,577	4,648
Tier 1 capital	72,062	73,401
Allowable allowance for loan losses	6,253	6,564
Tier 2 capital	6,253	6,564
Total risk-based capital	$78,315	$79,965

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2011
Total capital to risk weighted assets	$78,315	15.93%	$39,326	8.00%
Tier 1 capital to risk weighted assets	72,062	14.66	19,663	4.00
Tier 1 leverage to average assets	72,062	12.25	23,539	4.00

December 31, 2010
Total capital to risk weighted assets	$79,965	15.47%	$41,360	8.00%
Tier 1 capital to risk weighted assets	73,401	14.20	20,680	4.00
Tier 1 leverage to average assets	73,401	11.80	24,875	4.00

(1)
Average assets as calculated in accordance with 12 C.F.R. Part 325 of the FDIC rules and regulations which requires a quarter-to-date average and allows for current period adjustments of goodwill and other intangible assets.

CIB Marine’s current capital commitments include maintaining minimum regulatory capital levels and serving as a source of strength to CIBM Bank. At March 31, 2011 and December 31, 2010, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At March 31, 2011, the Tier 1 leverage ratio was 12.25%, which was above the minimum requirement specified in the Written Agreement. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan related credit losses, write downs in loans held for sale or OREO, or non-credit related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

CIBM Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At March 31, 2011, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.41% and its total capital to risk-weighted asset ratio was 13.77%.

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

Recent Regulatory Developments

The SEC and other regulatory agencies continue to issue new guidance and rules relating to the implementation of the Dodd-Frank Act (Act). While various rules or proposals have been issued, the one with the most significant and immediate impact on CIB Marine and CIBM Bank is the issuance by the FDIC of new rules which redefine the insurance assessment base as required by the Act. The new FDIC rules, issued in February 2011, have the impact of lowering FDIC premiums for CIBM Bank by approximately $0.7 million for the year ended December 31, 2011 as compared with 2010.

Newly Issued But Not Yet Effective Accounting Standards

The expected impact of accounting policies recently issued but not yet required to be adopted are discussed below:

In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructurings. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructures is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to restructurings occurring after the beginning of the year. CIB Marine is evaluating the impact that the new guidance may have on its financial condition, results of operations and liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2010, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year would be more favorable for rate changes of 100 basis points versus 200 basis points in either direction. For additional information regarding CIB Marine’s market risk, refer to the 2010 Form 10-K, which is on file with the SEC.

Repricing Interest Rate Sensitivity Analysis

	March 31, 2011
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$177,931	$28,806	$37,784	$147,899	$6,134	$398,554
Securities available for sale	17,016	6,332	16,732	43,827	26,596	110,503
Loans held for sale	6,320	—	—	—	—	6,320
Due from banks	45,934	—	—	—	—	45,934
Total interest-earning assets	247,201	35,138	54,516	191,726	32,730	561,311
Interest-bearing liabilities:
Time deposits	45,461	70,204	59,680	67,611	575	243,531
Savings and interest-bearing demand deposits	193,030	—	—	—	—	193,030
Short-term borrowings	5,964	—	—	—	—	5,964
Long-term borrowings	—	5,000	—	5,000	—	10,000
Total interest-bearing liabilities	244,455	75,204	59,680	72,611	575	452,525
Interest sensitivity gap (by period)	$2,746	$(40,066)	$(5,164)	$119,115	$32,155	$108,786
Interest sensitivity gap (cumulative)	2,746	(37,320)	(42,484)	76,631	108,786	108,786
Cumulative gap as a % of total assets	0.47%	(6.45)%	(7.34)%	13.23%	18.79%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar London InterBank Offered Rates (“LIBOR”) swap yield curves at March 31, 2011 and December 31, 2010, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis Point Changes
	+200	+100	-100 (1)	-200 (1)
Net interest income change over one year
March 31, 2011	1.96%	2.18%	(0.55)%	(1.63)%
December 31, 2010	2.06%	2.96%	(0.71)%	(2.33)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. The Company's disclosure controls are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide a reasonable assurance of achieving the controls' stated goals. Based on their evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CIB Marine and CIBM Bank engage in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in CIB Marine’s opinion, would have a material adverse effect on its consolidated financial position since the filing of the 2010 Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders or potential investors should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in CIB Marine’s 2010 Form 10-K and the updated risk factors in its subsequent filings with the SEC. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

ITEM 6. EXHIBITS

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: May 13, 2011	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer