Form 10-Q
period 2011-06-30
CIB MARINE BANCSHARES INC
filed 2011-08-12
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of July 31, 2011 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2011 (Unaudited)	December 31, 2010
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$51,856	$27,267
Securities available for sale	102,710	126,878
Loans held for sale	6,221	6,628
Loans	382,407	415,778
Allowance for loan losses	(14,965)	(14,645)
Net loans	367,442	401,133
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	4,825	5,057
Accrued interest receivable	1,727	2,293
Other real estate owned	7,772	5,314
Assets of company held for disposal	1,070	1,090
Other assets	2,426	1,818
Total assets	$557,604	$589,033
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$54,609	$54,547
Interest-bearing demand	28,481	31,140
Savings	161,262	146,806
Time	224,572	261,034
Total deposits	468,924	493,527
Short-term borrowings	7,921	12,761
Long-term borrowings	10,000	10,000
Accrued interest payable	570	705
Liabilities of company held for disposal	1,070	1,090
Other liabilities	1,925	2,197
Total liabilities	490,410	520,280
Commitments and contingent liabilities (Note 10)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,473	158,458
Accumulated deficit	(156,710)	(153,874)
Accumulated other comprehensive income related to available for sale securities	1,702	944
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,088)	(5,592)
Accumulated other comprehensive loss, net	(3,386)	(4,648)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	67,194	68,753
Total liabilities and stockholders’ equity	$557,604	$589,033

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

  Consolidated Statements of Operations
  (Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Interest and Dividend Income
Loans	$5,089	$5,419	$10,314	$11,189
Loans held for sale	102	108	204	199
Securities	1,282	2,067	2,731	4,316
Federal funds sold	31	25	46	45
Total interest and dividend income	6,504	7,619	13,295	15,749
Interest Expense
Deposits	1,448	2,305	2,982	4,792
Short-term borrowings	3	9	6	18
Long-term borrowings	103	138	205	295
Total interest expense	1,554	2,452	3,193	5,105
Net interest income	4,950	5,167	10,102	10,644
Provision for loan losses	1,679	2,436	2,768	5,108
Net interest income after provision for loan losses	3,271	2,731	7,334	5,536
Noninterest Income
Deposit service charges	163	204	331	422
Other service fees	51	31	75	57
Other income	12	19	41	69
Total other-than-temporary impairment losses
Total impairment loss	(75)	(548)	(127)	(548)
Loss recognized in other comprehensive income	52	493	52	493
Net impairment loss recognized in earnings	(23)	(55)	(75)	(55)
Net gains on sale of securities	—	58	—	153
Gains on sale of assets	2	—	42	115
Total noninterest income	205	257	414	761
Noninterest Expense
Compensation and employee benefits	2,373	2,336	4,756	4,939
Equipment	218	284	503	502
Occupancy and premises	549	521	980	1,068
Data processing	238	184	438	378
Federal deposit insurance	308	477	680	1,007
Professional services	562	476	988	1,037
Telephone and data communications	114	136	251	290
Insurance	166	182	306	364
Write downs and losses on assets	233	612	1,012	754
Other expense	585	707	1,049	1,244
Total noninterest expense	5,346	5,915	10,963	11,583
Loss from continuing operations before income taxes	(1,870)	(2,927)	(3,215)	(5,286)
Income tax expense	—	—	—	—
Loss from continuing operations	(1,870)	(2,927)	(3,215)	(5,286)
Discontinued Operations:
Pretax income from discontinued operations	379	—	379	—
Income tax expense	—	—	—	—
Income from discontinued operations	379	—	379	—
Net Loss	(1,491)	(2,927)	(2,836)	(5,286)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(1,491)	$(2,927)	$(2,836)	$(5,286)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.10)	$(0.16)	$(0.18)	$(0.29)
Discontinued operations	$0.02	—	$0.02	—
Net loss	$(0.08)	$(0.16)	$(0.16)	$(0.29)
Diluted:
Loss from continuing operations	$(0.10)	$(0.16)	$(0.18)	$(0.29)
Discontinued operations	0.02	—	0.02	—
Net loss	$(0.08)	$(0.16)	$(0.16)	$(0.29)
Weighted average shares-basic	18,127,892	18,127,892	18,127,892	18,127,892
Weighted average shares-diluted	18,127,892	18,127,892	18,127,892	18,127,892
See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Preferred	Capital	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Stock	Surplus	Deficit	Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)

Balance at January 1, 2010	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(414)	—	(414)
Change in unrealized losses on securities available for sale	—	—	—	—	—	2,978	—	2,978
Net realized gains on available for sale securities	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(5,286)	—	—	(5,286)
Total comprehensive loss								(2,875)
Reversal of stock option compensation due to stock option forfeitures	—	—	—	(178)	—	—	—	(178)
Balance at June 30, 2010	18,346,391	$18,346	$51,000	$158,504	$(141,907)	$(3,772)	$(529)	$81,642

Balance at January 1, 2011	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	504	—	504
Change in unrealized losses on securities available for sale	—	—	—	—	—	758	—	758
Net loss	—	—	—	—	(2,836)	—	—	(2,836)
Total comprehensive loss								(1,574)
Stock option expense	—	—	—	15	—	—	—	15
Balance at June 30, 2011	18,346,391	$18,346	$51,000	$158,473	$(156,710)	$(3,386)	$(529)	$67,194

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,215)	$(5,286)
Net income from discontinued operations	379	—
Net loss	(2,836)	(5,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	9	42
Depreciation and other amortization	119	13
Provision for loan losses	2,768	5,108
Net decrease in loans held for sale	369	5,492
Gains on sale of assets	(42)	(115)
Net gain on sale of securities	—	(153)
Write down and losses on assets	1,012	754
Impairment loss on investment securities	75	55
Increase in interest receivable and other assets	(88)	(55)
Decrease in accrued interest payable and other liabilities	(407)	(1,127)
Net cash provided by operating activities	979	4,728
Cash Flows from Investing Activities
Maturities of securities available for sale	6,002	3,525
Proceeds from sale of securities available for sale	—	1,107
Repayments of mortgage-backed securities available for sale	19,428	24,884
Net decrease in other investments	33	49
Net decrease in loans	27,033	31,191
Proceeds from sale of other real estate owned	609	—
Premises and equipment expenditures	(52)	(366)
Net cash provided by investing activities	53,053	60,390
Cash Flows from Financing Activities
Decrease in deposits	(24,603)	(39,066)
Net decrease in short-term borrowings	(4,840)	(4,230)
Repayment of long-term borrowings	—	(5,000)
Net cash used in financing activities	(29,443)	(48,296)
Net increase in cash and cash equivalents	24,589	16,822
Cash and cash equivalents, beginning of period	27,267	35,735
Cash and cash equivalents, end of period	$51,856	$52,557
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense	$3,328	$5,333
Income taxes	(64)	182
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	3,881	2,064
Transfer of loans to loans held for sale	—	750

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or “Company”) 2010 Annual Report on Form 10-K (“2010 Form 10-K”). References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter and six-month periods ended June 30, 2011 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

Regulatory Actions

CIB Marine is subject to a Written Agreement (“Written Agreement”) entered into with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization, including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Company is prohibited from paying any dividends without Federal Reserve Bank consent pursuant to the Written Agreement.

CIBM Bank (“Bank”) is under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restricting lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, the development of a management plan and implementation of its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily and sustainably resolved.

At June 30, 2011 and December 31, 2010, CIB Marine’s capital ratios were above the minimum levels required by the Written Agreement. At June 30, 2011 and December 31, 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of June 30, 2011. See also Note 8-Stockholders’ Equity.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

Significant Accounting Policies

A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable incurred losses in the loan portfolio in accordance with GAAP. Any changes in impairment on loans, including loans evaluated based on the present value of cash flow, are charged against the allowance for loan losses or as an additional provision for loan losses.

The calculation of the allowance for loan loss is revised based on management’s review of relevant environmental factors and economic conditions, including borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; industry conditions; effects of change in credit concentrations; and off-balance sheet positions. National and local economic conditions affecting interest rates, government spending, production, unemployment, real estate values, vacancy rates for residential and commercial properties factor into the Company’s judgment regarding any subjective adjustments for each portfolio segment that may be warranted.

Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Credit risk is managed in a similar manner for commercial real estate and construction and development loans by employing sound underwriting guidelines, lending primarily to borrowers in local markets (at the date of origination) and businesses with established track records of quality construction, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. The credit risk associated with commercial real estate and construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. Construction and development loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained at a minimum, with a majority of such loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities are a standard requirement and loans are typically variable rate with the rate set as a spread to either the prime lending rate or the 1-to-12 month U.S. dollar London Interbank Offered Rate (“LIBOR”) for construction and development loans and fixed or variable rates with maturities of typically five years or less for commercial real estate. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause the loan-to-value ratio (“LTV”) to increase and diminish CIB Marine’s or the Bank’s equity cushion on both an individual and portfolio basis.

Generally, the Bank requires a LTV ratio of 80% of the lesser of cost or appraised value for owner-occupied transactions. A borrower’s ability to repay is analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.20 to 1, although many loans exceed this. A board approved list of commercial real estate appraisers is maintained. Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual business and personal financial statements. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. In addition, loan amortization terms may be approved for up to a maximum number of months depending on the type of credit but not greater than 360 months for any loan, and maturity dates are generally five years or less, although exceptions are made. When the maturity term is less than the amortization term, the loan generally has a balloon payment due at the end of the term.

Credit risk for residential real estate, home equity and other consumer loans is generally influenced by general economic conditions, the income and employment of individual borrowers and the type and market value of loan collateral. Risks of loss are generally on smaller average balances per loan compared to commercial purpose loans and spread over many borrowers. Once charged-off, there is usually less opportunity for recovery on home equity and other consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions. Residential loans have amortization terms up to 360 months with maturity dates up to ten years, and interest rates can be either fixed rate or adjustable annually as a spread to the one-year U.S. Treasury or LIBOR rates after an initial period that can be from one to ten years. Home equity loans are either lines of credit with interest rates that are adjustable monthly and set as a spread to the prime lending rate or fixed rate with amortization terms up to 360 months and maturity dates up to 15 months. Consumer loans are generally variable rate lines of credit, overdraft protection accounts, or fixed rate with terms, depending on the collateral and type, of up to six years.

Credit risk for the purchased home equity pool loans is greatly influenced by local and national economic trends, including unemployment rates and home prices.

Nontraditional Residential Real Estate. Residential real estate loans do not include nontraditional mortgage loans (i.e. pay-option, reverse mortgages or interest only). The home equity loans and the purchased home equity pools include some loans with interest only periods, but none with pay option or reverse mortgage terms, and loans where the LTV at origination were greater than 90% but less than or equal to 100% without private mortgage insurance.

Subprime Loans. Consistent with the Company’s loan policy, none of the residential real estate loans, home equity loans, purchased home equity pools or other consumer loans include sub-prime originated loans (i.e. loans originated with a Fair Isaac Corporation (“FICO”) score less than 640). A limited amount (less than 10%) of residential real estate, home equity and purchased home equity pools were originated with FICO scores between 640 and 660 but none of these were originated with an LTV above 100% and other credit conditions needed to be met.

Purchased Home Equity Pools. At such time that the purchased home equity pools were acquired in 2006 and 2007, the underlying loans were newly originated with current FICO scores and appraised values, and were performing and not past due. Based on CIB Marine’s analysis at time of purchase, there were no identifiable incurred losses for any of the loans and full contractual payment was expected (consistent with the premium paid to acquire the loans). As a result, it was determined that the acquired loans individually or on a pool basis did not indicate evidence of credit deterioration and as such Accounting Standards Codification (“ASC”) 310-30 did not apply at the dates of acquisition. In determining the appropriateness under GAAP of the reserve level, probable incurred losses that are reasonably estimable are calculated using loss rates derived from recent experience of delinquent loans charge-offs and loss rates assigned to performing loans. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions.

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

In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructuring (“TDR”). Banks will now need to consider all available evidence when evaluating whether a loan modification is a TDR. In addition to the required new disclosures, the guidance provides criteria to evaluate if a TDR exists based on whether (1) the restructuring constitutes a concession by the creditor, and (2) the debtor is experiencing financial difficulty. This new guidance could result in more loan modifications being classified as TDR, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing TDR will be required for the Company beginning with the September 30, 2011 reporting period and applies retrospectively to restructurings occurring after the beginning of the year. CIB Marine is evaluating the impact that the new guidance may have on its financial condition, results of operations and liquidity.

Note 2-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2011
U.S. government agencies	$7,019	$214	$—	$7,233
States and political subdivisions	28,905	1,398	596	29,707
Trust preferred collateralized debt obligations	8,325	—	4,817	3,508
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	32,036	1,696	—	33,732
Residential mortgage-backed securities (non-agencies (1))	29,661	189	1,470	28,380
Total securities available for sale	$106,096	$3,497	$6,883	$102,710

December 31, 2010
U.S. government agencies	$12,527	$389	$—	$12,916
States and political subdivisions	29,306	984	842	29,448
Trust preferred collateralized debt obligations	8,359	—	5,374	2,985
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	43,106	2,081	—	45,187
Residential mortgage-backed securities (non-agencies (1))	38,078	266	2,152	36,192
Total securities available for sale	$131,526	$3,720	$8,368	$126,878

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Securities available for sale with a carrying value of $63.4 million and $74.1 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window advances, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,256	$7,470
Due after one year through five years	9,557	10,114
Due after five years through ten years	15,100	15,077
Due after ten years	12,486	7,937
	44,399	40,598
Residential mortgage-backed securities (agencies)	32,036	33,732
Residential mortgage-backed securities (non-agencies)	29,661	28,380
Total securities available for sale	$106,096	$102,710

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011
States and political subdivisions	$4,187	$596	$—	$—	$4,187	$596
Trust preferred collateralized debt obligations	—	—	3,508	4,817	3,508	4,817
Residential mortgage-backed securities (non-agencies)	5,712	44	12,450	1,426	18,162	1,470
Total securities with unrealized losses	$9,899	$640	$15,958	$6,243	$25,857	$6,883
Securities without unrealized losses					76,853
Total securities					$102,710

December 31, 2010
States and political subdivisions	$5,553	$842	$—	$—	$5,553	$842
Trust preferred collateralized debt obligations	—	—	2,985	5,374	2,985	5,374
Residential mortgage-backed securities (non-agencies)	1,495	48	23,898	2,104	25,393	2,152
Total securities with unrealized losses	$7,048	$890	$26,883	$7,478	$33,931	$8,368
Securities without unrealized losses					92,947
Total securities					$126,878

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at June 30, 2011, because CIB Marine does not intend to sell the investment nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at quarter end or prior, except for the following: (1) seven residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.1 million and $0.5 million credit-related OTTI recognized during 2011 and 2010, respectively, and (2) two trust preferred collateralized debt obligations with $0.1 million credit-related OTTI recognized during 2010 and none recognized during 2011.

There were no sales of securities available for sale during the first six months of 2011. Proceeds from the sales of securities available for sale during the first six months of 2010 totaled $1.1 million and CIB Marine realized a $0.2 million gain on the sale.

Net unrealized losses on investment securities at June 30, 2011 were $3.4 million compared to $4.6 million at December 31, 2010. At June 30, 2011, trust preferred collateralized debt obligations accounted for $4.8 million and Non-agency MBS accounted for $1.3 million in net unrealized losses. The remaining securities had net unrealized gains of $2.7 million at June 30, 2011.

Trust Preferred Collateralized Debt Obligations. At June 30, 2011, CIB Marine held $8.7 million par value with an amortized cost of $8.3 million and fair value of $3.5 million of trust preferred collateralized debt obligations (“CDOs”). The fair value of those securities was $3.0 million at December 31, 2010. To a limited extent those securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section. All the CDOs have collateral pools and are not single-issuer securities. PreTSLs 27 A-1 and 28 A-1 are the most senior classes where all other classes issued that share their respective collateral pools are subordinated to them, and PreTSLs 23 C-FP and 26 B-1 are mezzanine or subordinated classes - but not the most deeply subordinated - to those senior classes issued that share their respective collateral pools.

Due to the uncertainties related to the timing and amounts of the future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26 trust preferred CDOs, CIB Marine considers them to be OTTI and had recorded $0.2 million total-to-date in credit-related OTTI and has them on nonaccrual status. There has been no new credit-related OTTI for the quarter or six months ending June 30, 2011. Further deterioration in the financial industry beyond what is currently expected could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $4.8 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) at June 30, 2011 is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. For CIB Marine’s holdings in PreTSL 23 and 26 at June 30, 2011, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of those securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date. Taken in combination with expected future deferrals and defaults given the deterioration in the financial industry, the two securities are considered to be OTTI. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for the total-to-date credit-related OTTI of $0.2 million. With the exception of the contractual PIK process, the trust preferred CDOs were performing as to full and timely payments at June 30, 2011, as required under the respective contractual arrangements.

To determine whether or not OTTI is evident, the projected cash flows are discounted using the Index Rate plus the original discount margin. The Index Rate for each security is the 3-Month US Dollar LIBOR rate. The discount rates are as follows: LIBOR + 0.73% for PreTSL 23 C-FP, LIBOR + 0.56% for PreTSL 26 B-1, LIBOR + 0.30% for PreTSL 27 A-1, LIBOR + 0.90% for PreTSL 28 A-1. Other key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.5% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, or a recovery rate of 15%, and prepayment speeds of approximately 1% per annum. All current defaults are applied a loss severity of 100%, or a recovery rate of 0%, and all current deferrals are applied a loss severity of 85%, or a recovery rate of 15%, with a two to five year recovery lag and all future deferral or default events are considered to be defaults with a two year recovery lag and loss severity of 85%, or a recovery rate of 15%.

The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable. The higher the ratio the more collateral protection against future credit loss and the lower the ratio the greater the probability of future loss. A negative ratio does not necessarily mean there will be a loss since a class may be senior to other classes and have priority over the collateral and related payments, and payment waterfall mechanisms are designed to correct the deficiency over time with sufficient performance from the underlying collateral. The table below shows the affects of class seniority in the coverage ratio and the amount of additional collateral defaults that would be required to break the yield of the class after accounting indicates the affects of the payment waterfalls on a class through maturity of the class. These payment waterfall mechanisms are used in the analyses to determine the amount of credit-related OTTI, if any.

Additional information related to the trust preferred CDOs and related OTTI as of June 30, 2011 is provided in the table below:

	PreTSL 23	PreTSL 26	PreTSL 27	PreTSL 28
	(Dollars in thousands)
Class	C-FP	B-1	A-1	A-1
Seniority	Mezzanine	Mezzanine	Senior	Senior
Amortized cost	$747	$3,846	$1,842	$1,891
Fair value	111	666	1,282	1,451
Unrealized loss	(636)	(3,180)	(560)	(440)
Total Credit-Related OTTI Recognized in Earnings (1)	(66)	(103)	—	—
Moody’s /S&P /Fitch Ratings	C/NR/C	Ca/NR/CC	Baa3/CCC/BB	Baa3/CCC/BB
Percent of Current Deferrals and Defaults to Total Collateral Balances	29%	28%	28%	24%
Break in Yield (2)	8	20	36	37
Coverage (3)	(23)	(19)	16	25
Number of issues in performing collateral	93	50	33	40
Percent of expected deferrals & defaults to performing collateral (4)	10%	10%	11%	8%
Percent of excess subordination to performing collateral (5)	(17)%	(4)%	44%	53%

(1)	Total OTTI recognized in earnings and AOCI reflect results since the acquisition date of the securities by CIB Marine.
(2)
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

(3)
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

(4)	A point within a range of estimates for the percent of future deferrals and defaults to performing collateral used in assessing credit-related OTTI.
(5)
The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable.

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security. At June 30, 2011, CIB Marine had Non-agency MBS holdings of $30.8 million par value with a fair value of $28.4 million, down from holdings at December 31, 2010 of $39.3 million par value with a fair value of $36.2 million. The decline of $8.5 million in par value was primarily due to the repayment of principal.

At June 30, 2011, securities with a par value of $20.9 million and unrealized losses of $1.5 million were below investment grade compared to securities with a par value of $26.1 million and unrealized losses of $1.9 million at December 31, 2010. The decline of $5.2 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through June 30, 2011 have all been timely and in full except for two securities with credit-related OTTI, where payments received have been timely but at amounts reduced by losses previously recognized as credit-related OTTI. The table below displays the current composition of the Non-agency MBS portfolio as of June 30, 2011, based on the lowest credit rating assigned by any of the rating agencies.

Total Residential Mortgage-Backed Securities (non-agency) Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$6,174	$6,129	$146
AA	1,351	1,294	24
A	2,342	2,329	(0)
BB or below (1)	20,892	19,909	(1,452)
Total	$30,759	$29,661	$(1,282)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be maturity. For seven Non-agency MBS, credit-related OTTI is evident and $0.1 million has been recognized in earnings during the first six months of 2011 and $0.5 million during the year ended December 31, 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determines that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for June 30, 2011 included annualized prepayment speeds ranging between 5.5% and 12.0%, future cumulative default rates ranging between 24% and 51%, weighted average loss severity rates ranging between 41% and 55%, and resulting future cumulative collateral loss rates ranging between 10% and 28%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At June 30, 2011
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (2)	Range of Mean Original LTVs (2)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$—	$—	$—	$—	NA	NA	NA	NA
Below Investment Grade (1)	10,865	9,594	(1,096)	(1,271)	11 – 34%	64 - 72%	2005-2006	0 – 9%
Total	$10,865	$9,594	$(1,096)	$(1,271)	11 – 34%	64 - 72%	2005-2006	0 – 9%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
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

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the three and six months periods ended June 30, 2011 and 2010:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,242	$603	$1,190	$603
Additions for the amount related to credit loss for which an OTTI was not previously recognized	11	25	11	25
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security nor is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	12	30	64	30
End of period balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,265	$658	$1,265	$658

Note 3- Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$45,043	11.8%	$53,971	13.0%
Commercial real estate	232,363	60.9	240,491	58.0
Construction and development	24,326	6.4	35,816	8.6
Residential real estate	16,844	4.4	16,005	3.9
Home equity	35,857	9.4	38,896	9.4
Purchased home equity pools	24,732	6.5	26,975	6.5
Other consumer	2,281	0.6	2,620	0.6
Gross loans	381,446	100.0%	414,774	100.0%
Deferred loan costs	961		1,004
Loans	382,407		415,778
Allowance for loan losses	(14,965)		(14,645)
Loans, net	$367,442		$401,133

The following table presents the aging of the recorded investment in past due loans at June 30, 2011 and December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$—	$100	$—	$100	$44,355	$44,455
Commercial real estate:
Owner occupied	193	—	—	193	55,139	55,332
Non-owner occupied	—	—	—	—	154,840	154,840
Construction and development	—	—	—	—	14,278	14,278
Residential real estate:
Owner occupied	—	236	29	265	11,431	11,696
Non-owner occupied	—	—	—	—	4,396	4,396
Home equity	225	17	—	242	34,363	34,605
Purchased home equity pools	916	385	—	1,301	23,431	24,732
Other consumer	—	3	—	3	2,278	2,281
Deferred loan costs	4	2	—	6	955	961
Total	$1,338	$743	$29	$2,110	$345,466	$347,576

Nonaccrual Loans
Commercial	$—	$—	$190	$190	$398	$588
Commercial real estate:
Owner occupied	—	—	—	—	6,272	6,272
Non-owner occupied	53	—	12,140	12,193	3,726	15,919
Construction and development	142	—	3,425	3,567	6,481	10,048
Residential real estate:
Owner occupied	—	—	173	173	579	752
Non-owner occupied	—	—	—	—	—	—
Home equity	—	38	124	162	1,090	1,252
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$195	$38	$16,052	$16,285	$18,546	$34,831

Total loans
Commercial	$—	$100	$190	$290	$44,753	$45,043
Commercial real estate:
Owner occupied	193	—	—	193	61,411	61,604
Non-owner occupied	53	—	12,140	12,193	158,566	170,759
Construction and development	142	—	3,425	3,567	20,759	24,326
Residential real estate:
Owner occupied	—	236	202	438	12,010	12,448
Non-owner occupied	—	—	—	—	4,396	4,396
Home equity	225	55	124	404	35,453	35,857
Purchased home equity pools	916	385	—	1,301	23,431	24,732
Other consumer	—	3	—	3	2,278	2,281
Deferred loan costs	4	2	—	6	955	961
Total	$1,533	$781	$16,081	$18,395	$364,012	$382,407

	At December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$90	$—	$—	$90	$51,313	$51,403
Commercial real estate:
Owner occupied	—	—	—	—	58,061	58,061
Non-owner occupied	4,617	—	—	4,617	162,058	166,675
Construction and development	2,267	—	—	2,267	21,023	23,290
Residential real estate:
Owner occupied	239	121	—	360	10,902	11,262
Non-owner occupied	—	—	—	—	3,429	3,429
Home equity	413	282	—	695	36,938	37,633
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$7,805	$1,008	$—	$8,813	$373,539	$382,352

Nonaccrual Loans
Commercial	$—	$17	$215	$232	$2,336	$2,568
Commercial real estate:
Owner occupied	—	—	—	—	6,433	6,433
Non-owner occupied	—	110	6,545	6,655	2,667	9,322
Construction and development	2,925	1,281	5,654	9,860	2,666	12,526
Residential real estate:
Owner occupied	55	48	30	133	1,180	1,313
Non-owner occupied	—	—	1	1	—	1
Home equity	101	—	472	573	690	1,263
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$3,081	$1,456	$12,917	$17,454	$15,972	$33,426

Commercial	$90	$17	$215	$322	$53,649	$53,971
Commercial real estate:
Owner occupied	—	—	—	—	64,494	64,494
Non-owner occupied	4,617	110	6,545	11,272	164,725	175,997
Construction and development	5,192	1,281	5,654	12,127	23,689	35,816
Residential real estate:
Owner occupied	294	169	30	493	12,082	12,575
Non-owner occupied	—	—	1	1	3,429	3,430
Home equity	514	282	472	1,268	37,628	38,896
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$10,886	$2,464	$12,917	$26,267	$389,511	$415,778
Although total past due loans decreased overall, the loans past due in the Greater Than 90 Days Past Due category increased by $3.2 million from December 31, 2010 to June 30, 2011, primarily due to deterioration in nonaccrual commercial real estate non-owner occupied and construction and development loan segments. Nonaccrual loans that are not past due represent loans with deep collateral depreciation, and significantly deteriorated financial condition with weakened guarantors, where applicable, but have been able to make payments or bring loans current.

The following table lists information on nonaccrual, restructured and certain past due loans:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual-loans	$34,831	$33,426
Nonaccrual-loans held for sale	814	1,112
Restructured loans accruing	3,671	5,544
90 days or more past due and still accruing-loans and loans held for sale	29	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$588	$2,568
Commercial real estate:
Owner occupied	6,272	6,433
Non-owner occupied	15,919	9,322
Construction and development	10,048	12,526
Residential real estate:
Owner occupied	781	1,313
Non-owner occupied	—	1
Home equity	1,252	1,263
Total	$34,860	$33,426

Nonaccrual loans increased $1.4 million from December 31, 2010 to June 30, 2011, primarily due to deterioration in one commercial real estate, non-owner occupied loan. Almost all nonaccrual loans are considered to be impaired.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$22,592	$24,536
Impaired loans with a specific allowance	21,011	12,507
Total impaired loans	$43,603	$37,043
Specific allowance related to impaired loans	$5,133	$3,877

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Average recorded investment in total impaired loans	$44,052	$54,139	$41,716	$53,217
Gross income that would have been recognized had such loans been performing in accordance with their original terms	506	518	1,012	1,035
Interest income recognized on total impaired loans	57	19	140	22

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment for the Quarter Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Quarter Ended	Interest Income Recognized for the Six Months Ended
	(Dollars in thousands)
June 30, 2011
With no related allowance:
Commercial	$642	$340	$—	$282	$306	$19	$19
Commercial real estate:
Owner occupied	8,802	6,272	—	6,301	6,342	—	—
Non-owner occupied	11,038	7,559	—	7,567	6,471	6	6
Construction and development	15,433	7,726	—	10,451	11,132	—	43
Residential real estate:
Owner occupied	347	347	—	350	439	—	—
Non-owner occupied	—	—	—	—	—	—	—
Home equity	258	258	—	298	288	—	—
Purchased home equity pools	—	—	—	—	—	—	—
Other consumer	90	90	—	93	97	—	—
	$36,610	$22,592	$—	$25,342	$25,075	$25	$68

With an allowance recorded:
Commercial	$2,175	$2,175	$805	$2,149	$2,163	$9	$9
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	14,080	13,828	3,726	12,337	10,603	18	54
Construction and development	2,288	2,288	284	1,482	988	—	—
Residential real estate:
Owner occupied	435	431	62	451	581	2	6
Non-owner occupied	—	—	—	—	—	—	—
Home equity	1,800	1,800	165	1,800	1,815	3	3
Purchased home equity pools	480	480	85	481	482	—	—
Other consumer	9	9	6	9	9	—	—
	21,267	21,011	5,133	18,709	16,641	32	72

Total	$57,877	$43,603	$5,133	$44,051	$41,716	$57	$140

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized for the Year Ended
	(Dollars in thousands)
December 31, 2010
With no related allowance:
Commercial	$654	$352	$—	$288	$—
Commercial real estate:
Owner occupied	8,953	6,423	—	7,063	—
Non-owner occupied	7,506	4,280	—	3,963	18
Construction and development	20,872	12,494	—	20,564	70
Residential real estate:
Owner occupied	616	616	—	749	7
Non-owner occupied	—	—	—	532	—
Home equity	267	267	—	163	—
Purchased home equity pools	—	—	—	—	—
Other consumer	104	104	—	66	—
	$38,972	$24,536	$—	$33,388	$95

With an allowance recorded:
Commercial	$2,190	$2,190	$1,028	$2,408	$—
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	7,392	7,140	2,541	8,939	—
Construction and development	—	—	—	759	—
Residential real estate:
Owner occupied	845	841	121	841	11
Non-owner occupied	—	—	—	—	—
Home equity	1,843	1,843	131	1,285	—
Purchased home equity pools	483	483	49	411	—
Other consumer	10	10	7	9	—
	12,763	12,507	3,877	14,652	11

Total	$51,735	$37,043	$3,877	$48,040	$106

Impaired loans increased $6.6 million from December 31, 2010 to June 30, 2011, primarily due to deterioration in the commercial real estate, non-owner occupied class and primarily due to one loan.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$14,926	$16,954	$14,645	$16,240
Charge-offs	(2,739)	(3,803)	(4,130)	(6,805)
Recoveries	1,099	109	1,682	1,153
Net loan charge-offs	(1,640)	(3,694)	(2,448)	(5,652)
Provision for loan losses	1,679	2,436	2,768	5,108
Balance at end of period	$14,965	$15,696	$14,965	$15,696
Allowance for loan losses as a percentage of loans	3.91%	3.64%	3.91%	3.64%

A summary of the changes in the allowance for loan losses by portfolio segment for the periods ended June 30, 2011 and 2010 is as follows.

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Balance at March 31, 2011	$2,176	$8,629	$922	$281	$948	$1,917	$53	$14,926
Provision for loan losses	30	1,474	182	33	118	(154)	(4)	1,679
Charge-offs	—	(1,787)	—	(1)	(147)	(804)	—	(2,739)
Recoveries	2	60	—	—	24	1,013	—	1,099
Balance at June 30, 2011	$2,208	$8,376	$1,104	$313	$943	$1,972	$49	$14,965

Balance at December 31, 2010	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision for loan losses	(625)	2,717	344	(37)	429	(53)	(7)	2,768
Charge-offs	—	(2,193)	(113)	(1)	(382)	(1,438)	(3)	(4,130)
Recoveries	142	386	—	—	40	1,114	—	1,682
Balance at June 30, 2011	$2,208	$8,376	$1,104	$313	$943	$1,972	$49	$14,965

Allowance for loan losses at June 30, 2011:
Ending balance individually evaluated for impairment	$805	$3,726	$284	$62	$165	$85	$6	$5,133
Ending balance collectively evaluated for impairment	1,403	4,650	820	251	778	1,887	43	9,832

Loans at June 30, 2011:
Ending balance individually evaluated for impairment	$2,515	$27,659	$10,014	$778	$2,058	$480	$99	$43,603
Ending balance collectively evaluated for impairment	42,528	204,704	14,312	16,066	33,799	24,252	2,182	337,843

Balance at March 31, 2010	$3,172	$8,167	$1,350	$440	$957	$2,791	$77	$16,954
Provision for loan losses	95	1,460	381	(26)	198	300	28	2,436
Charge-offs	(430)	(816)	(966)	(2)	(387)	(1,161)	(41)	(3,803)
Recoveries	5	3	—	—	25	76	—	109
Balance at June 30, 2010	$2,842	$8,814	$765	$412	$793	$2,006	$64	$15,696

Balance at December 31, 2009	$2,771	$6,579	$1,454	$454	$1,058	$3,861	$63	$16,240
Provision for loan losses	515	2,926	870	(40)	248	549	40	5,108
Charge-offs	(450)	(1,471)	(1,559)	(2)	(545)	(2,736)	(42)	(6,805)
Recoveries	6	780	—	—	32	332	3	1,153
Balance at June 30, 2010	$2,842	$8,814	$765	$412	$793	$2,006	$64	$15,696

Allowance for loan losses at December 31, 2010:
Ending balance individually evaluated for impairment	$1,028	$2,541	$—	$121	$131	$49	$7	$3,877
Ending balance collectively evaluated for impairment	1,663	4,925	873	230	725	2,300	52	10,768

Loans at December 31, 2010:
Ending balance individually evaluated for impairment	$2,542	$17,843	$12,494	$1,457	$2,110	$483	$114	$37,043
Ending balance collectively evaluated for impairment	51,429	222,648	23,322	14,548	36,786	26,492	2,506	377,731

The allowance for loan losses increased $0.3 million from December 31, 2010 to June 30, 2011, primarily due to an increase in allowances for the commercial real estate segment as a result of deterioration in credit quality and increased charge-offs. Total loan balances declined by $33.4 million for the same period as a result of reduced lending activity and declines in all segment balances except for residential real estate.

Troubled Debt Restructurings

The Company has allocated $1.1 million and $1.7 million of specific reserves to customers whose loan terms have been modified in TDR at June 30, 2011 and December 31, 2010, respectively. The Company has no additional lending commitments at June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. TDR on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history.

At June 30, 2011, there were $15.7 million of TDR loans, of which $12.0 million were classified as nonaccrual and $3.7 million were classified as restructured loans and accruing, and there were no unfunded commitments on those loans. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

Credit Quality Indicators

CIB Marine categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. CIB Marine analyzes commercial, commercial real estate and construction and development loans individually by classifying the loans as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through quarterly monitoring of the portfolio, annual internal credit reviews for loans greater than $1 million at the time of refinance or TDR and annual independent loan reviews that sample a majority of loan balances targeted to higher risk and higher concentrated areas of the portfolio. CIB Marine has engaged knowledgeable outside vendors approved by the board of directors to perform loan reviews annually, with the most recent having been performed during the third quarter of 2010. Management compares the results of such reviews to its own internal analysis and utilizes the results in support of current credit risk ratings and classifications. CIB Marine uses the following definitions for credit risk ratings:

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

At June 30, 2011 and December 31, 2010 and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard- Accrual	Substandard-Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
June 30, 2011
Commercial	$32,281	$9,986	$2,188	$588	$—	$45,043
Commercial real estate:
Owner occupied	54,612	331	389	6,272	—	61,604
Non-owner occupied	131,268	15,441	8,131	15,919	—	170,759
Construction and development	11,506	360	2,412	10,048	—	24,326
Residential real estate:
Owner occupied	10,992	299	376	578	203	12,448
Non-owner occupied	4,363	33	—	—	—	4,396
Home equity	33,638	360	608	1,127	124	35,857
Purchased home equity pools	16,089	—	8,643	—	—	24,732
Other consumer	2,000	268	13	—	—	2,281
	$296,749	$27,078	$22,760	$34,532	$327	381,446
Deferred loan costs						961
Total						$382,407

December 31, 2010
Commercial	$39,301	$11,902	$200	$2,568	$—	$53,971
Commercial real estate:
Owner occupied	56,627	1,036	398	6,433	—	64,494
Non-owner occupied	131,700	22,541	12,434	9,322	—	175,997
Construction and development	19,429	673	3,188	12,526	—	35,816
Residential real estate:
Owner occupied	10,309	344	608	1,283	30	12,574
Non-owner occupied	3,430	—	—	—	1	3,431
Home equity	35,977	567	1,089	791	472	38,896
Purchased home equity pools	16,979	—	9,996	—	—	26,975
Other consumer	2,203	302	115	—	—	2,620
	$315,955	$37,365	$28,028	$32,923	$503	414,774
Deferred loan costs						1,004
Total						$415,778

Substandard-nonaccrual loans increased primarily as a result of deterioration in credit quality of the commercial real estate non-owner occupied loan segment. Substandard-accrual and special mention decreased primarily as loans in commercial real estate non-owner occupied loans migrated to substandard-nonaccrual.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.1 million and $1.3 million at June 30, 2011 and December 31, 2010, respectively.

Note 4-Other Real Estate Owned

A summary of other real estate owned (“OREO”) is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,529	$748	$5,314	$830
Transfer of loans at net realizable value to OREO	3,718	2,064	3,881	2,064
Sale proceeds	(347)	—	(609)	—
Gain from sale of OREO	—	—	39	—
Write down and losses on sales of OREO	(128)	—	(853)	(82)
Balance at end of period	$7,772	$2,812	$7,772	$2,812

Net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $0.1 million and $0.1 million for the quarters ended and $0.8 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively. The OREO balance increased during the first six months of 2011 due to increased foreclosure activity related to commercial real estate and construction and development loans.

Note 5- Company Held For Disposal

At June 30, 2011 and December 31, 2010, assets and liabilities of a company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly-owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution.

During the second quarter of 2011, Canron distributed payment of $0.4 million to the Company and it is reported as pretax income from discontinued operations on the income statement. Final distributions are expected during the second half of 2011. At both June 30, 2011 and December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 6-Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by fixed income securities issued by the U.S. Treasury and government agencies. The following is a summary of short-term borrowings:

	June 30, 2011		December 31, 2010
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Securities sold under repurchase agreements	$7,760	0.22%	$9,961	0.21%
Treasury, tax, and loan note	161	0.00	2,800	0.00
Total short-term borrowings	$7,921	0.21%	$12,761	0.16%

There were no federal funds purchased at June 30, 2011 or December 31, 2010. Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement, among other things, requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings.

Note 7-Long-term Borrowings

Long-term borrowings of $10.0 million at both June 30, 2011 and December 31, 2010 consisted of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings are fixed rate borrowings collateralized by residential mortgage-backed securities. CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The maximum collateral margin available for the qualifying residential mortgage-backed securities pledged as collateral is between 66% and 96% of market value, depending on the type of collateral. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $12.1 million and $17.8 million at June 30, 2011 and December 31, 2010, respectively. These assets consisted of securities with a fair value of $12.9 million and $19.1 million at June 30, 2011 and December 31, 2010, respectively. As a result, additional borrowings available at the FHLBC at June 30, 2011, were $2.1 million based on $12.1 million in potential borrowings less $10.0 million in outstanding borrowings. Similarly, $7.8 million was available at December 31, 2010, based on $17.8 million in potential borrowings less $10.0 million in actual outstanding borrowings.

Note 8-Stockholders’ Equity

Regulatory Capital

CIB Marine and CIBM Bank are subject to various regulatory capital requirements administered by the banking agencies. Pursuant to federal bank holding company and bank regulations, CIB Marine and CIBM Bank are assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated in accordance with specific instructions included in the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets and certain off-balance sheet items as calculated under regulatory accounting practices. A bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. To be categorized as well capitalized, a bank must maintain total risk adjusted capital, Tier 1 capital and Tier 1 leverage ratios of 10.0%, 6.0% and 5.0%, respectively, and not be subject to any written agreement, order, capital directives or prompt corrective action directive issued by the Federal Reserve Bank in the case of CIB Marine or the FDIC in the case of CIBM Bank.

At both June 30, 2011 and December 31, 2010, CIB Marine was subject to the Written Agreement it entered into with the Federal Reserve Bank. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

At both June 30, 2011 and December 31, 2010, CIBM Bank was under a Consent Order with the FDIC and its state banking regulator. The Consent Order, among other things, requires CIBM Bank to maintain a minimum Tier 1 leverage ratio of 10% and maintain a minimum total risk-based capital ratio of 12%. At June 30, 2011 and December 31, 2010, CIBM Bank’s Tier 1 leverage and risk-based capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence, was considered to be classified as adequately-capitalized under the regulatory definitions. The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted earlier, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the level required to be considered “well capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$76,622	16.15%	$37,948	8.00%
CIBM Bank (1)	64,988	13.96	37,231	8.00	$46,539	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$70,580	14.88%	$18,974	4.00%
CIBM Bank	59,059	12.69	18,616	4.00	$27,924	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$70,580	12.29%	$22,975	4.00%
CIBM Bank (1)	59,059	10.44	22,619	4.00	$28,274	5.00%

December 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,965	15.47%	$41,360	8.00%
CIBM Bank (1)	67,891	13.36	40,655	8.00	$50,819	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,401	14.20%	$20,680	4.00%
CIBM Bank	61,438	12.09	20,327	4.00	$30,491	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$73,401	11.80%	$24,875	4.00%
CIBM Bank (1)	61,438	10.04	24,486	4.00	$30,608	5.00%

(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% and a total risk based capital ratio of 12%; as of June 30, 2011 and December 31, 2010, this is equivalent to Tier 1 capital of $56.5 million and $61.2 million and total capital of $55.8 million and $61.0 million, respectively.

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

Note 9-Earnings (Loss) per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loss from continuing operations	$(1,870)	$(2,927)	$(3,215)	$(5,286)
Income from discontinued operations	379	—	379	—
Net loss	(1,491)	(2,927)	(2,836)	(5,286)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(1,491)	$(2,927)	$(2,836)	$(5,286)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344	18,135,344	18,135,344
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892	18,127,892	18,127,892
Effect of dilutive stock options outstanding	—	—	—	—
Basic	18,127,892	18,127,892	18,127,892	18,127,892
Assumed conversion of Series B preferred to common	—	—	—	—
Diluted	18,127,892	18,127,892	18,127,892	18,127,892

Income (loss) per share :
Basic loss from continuing operations	$(0.10)	$(0.16)	$(0.18)	$(0.29)
Discontinued operations	0.02	—	0.02	—
Basic net loss	(0.08)	(0.16)	(0.16)	(0.29)

Diluted loss from continuing operations	(0.10)	(0.16)	(0.18)	(0.29)
Discontinued operations	0.02	—	0.02	—
Diluted net loss	$(0.08)	$(0.16)	$(0.16)	$(0.29)

Options to purchase 451,068 and 579,275 shares of common stock for the quarters and 451,388 and 670,201 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At June 30, 2011 and 2010, the assumed conversion of Series B preferred stock represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B preferred stock was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted loss per share for the periods ending June 30, 2011 and 2010.

Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to extend credit:
Fixed	$2,424	$1,160
Variable	30,127	34,951
Standby letters of credit	1,884	2,040

Lending-Related and Other Commitments

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit and on a limited basis to make certain other investments in non-affiliated entities, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. CIB Marine considers the facts and circumstances of each of the other commitments, as well as the historical losses, if any, and the relevant economic conditions to inform management’s judgment regarding changes for related credit exposures. During the second quarter of 2011, the Company recorded a $0.1 million expense and liability associated with other off-balance sheet commitment.

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $1.9 million and $2.1 million with a weighted average term of approximately 15 months and 11 months at June 30, 2011 and December 31, 2010, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

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

Note 11-Fair Value

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2011
Assets
U.S. government agencies	$7,233	$—	$7,233	$—
States and political subdivisions	29,707	—	29,707	—
Trust preferred securities collateralized debt obligations	3,508	—	—	3,508
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	33,732	—	33,732	—
Residential mortgage-backed securities (non-agencies)	28,380	—	28,380	—
Total	$102,710	$—	$99,202	$3,508

December 31, 2010
Assets
U.S. government agencies	$12,916	$—	$12,916	$—
States and political subdivisions	29,448	—	29,448	—
Trust preferred securities collateralized debt obligations	2,985	—	—	2,985
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	45,187	—	45,187	—
Residential mortgage-backed securities (non-agencies)	36,192	—	36,192	—
Total	$126,878	$—	$123,893	$2,985
The decrease in Level 2 assets since year end 2010 was primarily attributable to $19.4 million in repayments of mortgage-backed securities during the first six months of 2011. The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for Sale Securities
Beginning of year balance	$3,406	$3,518	$2,985	$3,662
Total gains or losses (realized/unrealized)
Included in other comprehensive income	109	(19)	537	(157)
Settlements	(7)	(8)	(14)	(14)
Balance at end of period	$3,508	$3,491	$3,508	$3,491
The amount of total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$109	$(19)	$537	$(157)

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and December 31, 2010.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Quarter Ended June 30, 2011	Total Gains (Losses) for the Six Months Ended June 30, 2011
	(Dollars in thousands)
June 30, 2011
Assets
Loans held for sale:
Commercial real estate	$3,323	$—	$—	$3,323	$—	$—
Construction and development	2,898	—	—	2,898	(38)	(38)
Impaired loans (1):
Commercial	1,324	—	1,324	—	—	135
Commercial real estate	5,502	—	5,502	—	(520)	(1,363)
Construction and development	6,075	—	6,075	—	—	(113)
Residential real estate	81	—	81	—	—	18
Home equity	259	—	259	—	(72)	(72)
Purchased home equity pools	—	—	—	—	—	—
Other consumer	93	—	93	—	—	—
Total impaired loans	13,334	—	13,334	—	(592)	(1,395)
Other real estate owned:
Commercial	100	—	100	—	—	—
Commercial real estate	—	—	—	—	(47)	(178)
Construction and development	6,313	—	6,313	—	(81)	(636)
Residential real estate	1,359	—	1,359	—	—	—
Total	$27,327	$—	$21,106	$6,221	$(758)	$(2,247)

(1)	Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for June 30, 2011. Total impaired loans at June 30, 2011 were $43.6 million.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2010
Assets
Loans held for sale:
Commercial real estate	$3,366	$—	$—	$3,366
Construction and development	3,262	—	—	3,262
Impaired loans (1)
Commercial	1,351	—	1,351	—
Commercial real estate	5,115	—	5,115	—
Construction and development	10,094	—	10,094	—
Residential real estate	1,022	—	1,022	—
Home equity	340	—	340	—
Purchased home equity pools	—	—	—	—
Other consumer	107	—	107	—
Total impaired loans	18,029	—	18,029	—
Other real estate owned:
Commercial	100	—	100	—
Commercial real estate	453	—	453	—
Construction and development	3,431	—	3,431	—
Residential real estate	1,330	—	1,330	—
Other equity investments	65	—	—	65
Total	$30,036	$—	$23,343	$6,693

(1)	Total impaired loans at December 31, 2010 were $37.0 million.

The following table presents a roll forward of fair values measured on a nonrecurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Loans Held for Sale	Other Equity Investments
	(Dollars in thousands)

Quarter Ended June 30, 2011
Balance at beginning of period	$6,320	$65
Write down	(38)	(65)
Settlements	(61)	—
Balance at June 30, 2011	$6,221	$—

Six Months Ended June 30, 2011
Balance at January 1, 2011	$6,628	$65
Write down	(38)	(65)
Settlements	(369)	—
Balance at June 30, 2011	$6,221	$—

Gains and losses (realized and unrealized), included in earnings for the quarters and six months ended June 30, 2011 and 2010 above are reported in other revenues as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$—	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	109	(19)	537	(157)

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available for Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds. Securities classified under Level 2 inputs include those where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs and using a market approach to valuation include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available for sale securities using Level 3 inputs were trust preferred securities collateralized debt obligations with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

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

Other Real Estate Owned. The fair value of OREO is generally determined based upon outside appraisals using observable market data for the same or similar real estate (Level 2). Adjustments to the appraised values are largely related to market correlated or corroborated information such as observed changes in local real estate prices and broker costs. These were deemed to be Level 2 inputs since in general, the market-based information was considered to be the primary determinant of the value after market correlated and corroborated information and the brokerage costs are largely fixed percentages that do not vary or change other than nominally. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained. This new information may include a new appraisal, a potentially acceptable offer, the sale of a similar property in the vicinity of one of the Company’s assets and/or a change in the price the property is being listed for based on market forces.

The table below summarizes fair value of financial assets and liabilities at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$51,856	$51,856	$27,267	$27,267
Loans held for sale	6,221	6,221	6,628	6,628
Securities available for sale	102,710	102,710	126,878	126,878
Loans, net	367,442	336,701	401,133	378,832
Accrued interest receivable	1,727	1,727	2,293	2,293
Financial liabilities:
Deposits	468,924	472,027	493,527	497,639
Short-term borrowings	7,921	7,921	12,761	12,761
Long-term borrowings	10,000	10,248	10,000	10,413
Accrued interest payable	570	570	705	705

	June 30, 2011			December 31, 2010
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit:
Fixed	$2,424	$—	$—	$1,160	$—	$—
Variable	30,127	—	—	34,951	—	—
Standby letters of credit	1,884	2	2	2,040	(4)	(4)

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

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s (“FHFA”) approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both June 30, 2011 and December 31, 2010.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates its fair value.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of June 30, 2011, and its changes in financial condition and results of operations for the quarters and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2010 Form 10-K.

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

CIB Marine evaluates certain commercial, commercial real estate and construction and development loans individually for impairment as required by the FASB. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction and development loans over $350,000 and all TDR loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. The specific reserve is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date. The carrying value of the loan reflects reductions, if any, from prior charge-offs. The purchased home equity pool loans are evaluated based on historical charge-off data, past due information, and other environmental factors concerning the real estate market. CIB Marine’s policy is to charge-off these loans once they become 90 days or more past due. Loans, including all other residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

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

Results of Operations

Results of Operations- Summary

Net loss from continuing operations for the second quarter of 2011 was $1.9 million, or an improvement of $1.0 million compared to the net loss of $2.9 million for the second quarter of 2010. Net loss from continuing operations for the first six months of 2011 was $3.2 million, or an improvement of $2.1 million compared to the net loss of $5.3 million for the first six months of 2010. The reduction in the net loss between periods was primarily due to a reduction in the provision for loan losses. The second quarter 2011 provision for loan losses was $0.8 million lower than the second quarter of 2010 and the first six months of 2011 was $2.3 million lower than the first six months of 2010 due primarily to an improvement in credit quality. In addition, CIB Marine recognized $0.4 million in net income from discontinued operations due to a distribution from Canron during the second quarter of 2011.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Selected Statements of Operations Data
Interest and dividend income	$6,504	$7,619	$13,295	$15,749
Interest expense	1,554	2,452	3,193	5,105
Net interest income	4,950	5,167	10,102	10,644
Provision for loan losses	1,679	2,436	2,768	5,108
Net interest income after provision for loan losses	3,271	2,731	7,334	5,536
Noninterest income (1)	205	257	414	761
Noninterest expense	5,346	5,915	10,963	11,583
Loss from continuing operations before income taxes	(1,870)	(2,927)	(3,215)	(5,286)
Income tax expense	—	—	—	—
Net loss from continuing operations	(1,870)	(2,927)	(3,215)	(5,286)
Net income from discontinued operations	379	—	379	—
Net loss	$(1,491)	$(2,927)	$(2,836)	$(5,286)
Common Share Data
Basic and diluted loss from continuing operations	$(0.10)	$(0.16)	$(0.18)	$(0.29)
Basic and diluted income from discontinued operations	0.02	—	0.02	—
Net loss	(0.08)	(0.16)	(0.16)	(0.29)
Dividends	—	—	—	—
Book value per share	$0.40	$1.19	$0.40	$1.19
Weighted average shares outstanding-basic	18,127,892	18,127,892	18,127,892	18,127,892
Weighted average shares outstanding-diluted	18,127,892	18,127,892	18,127,892	18,127,892
Financial Condition Data
Total assets excluding assets of company held for disposal	$556,534	$656,205	$556,534	$656,205
Loans	382,407	430,969	382,407	430,969
Allowance for loan losses	(14,965)	(15,696)	(14,965)	(15,696)
Securities available for sale	102,710	156,227	102,710	156,227
Deposits	468,924	550,401	468,924	550,401
Borrowings	17,921	21,342	17,921	21,342
Stockholders’ equity	67,194	81,642	67,194	81,642
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	3.51%	3.07%	3.57%	3.12%
Net interest spread (3)	3.22	2.72	3.27	2.77
Noninterest income to average assets (4)	0.14	0.12	0.14	0.18
Noninterest expense to average assets	3.76	3.48	3.83	3.38
Efficiency ratio (5)	103.71	110.23	104.25	102.94
Loss on average assets (6)	(1.31)	(1.72)	(1.12)	(1.54)
Loss on average equity (7)	(10.97)	(14.08)	(9.45)	(12.61)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	10.07%	12.73%	10.07%	12.73%
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total assets (8)	8.31	8.79	8.31	8.79
Allowance for loan losses to total loans	3.91	3.64	3.91	3.64
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	38.87	28.62	38.87	28.62
Net charge-offs annualized to average loans	1.68	3.36	1.24	2.52
Capital ratios:
Total equity to total continuing assets	12.07%	12.44%	12.07%	12.44%
Total risk-based capital ratio	16.15	16.98	16.15	16.98
Tier 1 risk-based capital ratio	14.88	15.71	14.88	15.71
Leverage capital ratio	12.29	12.54	12.29	12.54
Other data:
Number of employees (full-time equivalent)	140	163	140	163
Number of banking facilities	14	17	14	17

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.1 million for the quarter and $0.2 million for the six months ended June 30, 2010. There were no securities sold during 2011.

(2)	Net interest margin is the ratio of net interest income to average interest-earning assets.
(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(4)	Noninterest income to average assets excludes gains and losses on securities.
(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income, excluding gains and losses on securities.
(6)	Loss on average assets is net loss from continuing operations divided by average total assets.
(7)	Loss on average equity is net loss from continuing operations divided by average common equity.
(8)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$106,274	$1,277	4.81%	$164,251	$2,064	5.03%
Tax-exempt	152	2	5.26	228	3	5.26
Total securities available for sale	106,426	1,279	4.81	164,479	2,067	5.03
Loans held for sale (1)	6,283	102	6.51	8,580	108	5.05
Loans (1)(2):
Commercial	47,967	583	4.88	56,982	690	4.86
Commercial real estate (3)	266,194	3,088	4.65	294,613	3,357	4.57
Consumer	77,814	1,418	7.31	89,681	1,372	6.14
Total loans	391,975	5,089	5.21	441,276	5,419	4.93
Federal funds sold, reverse repo and interest-earning due from banks	48,230	31	0.26	48,593	25	0.21
Federal Home Loan Bank Stock	11,555	3	0.10	11,555	—	—
Total interest-earning assets	564,469	6,504	4.62	674,483	7,619	4.53
Noninterest-earning assets
Cash and due from banks	6,595			10,912
Premises and equipment	4,875			5,077
Allowance for loan losses	(14,886)			(16,103)
Accrued interest receivable and other assets	9,439			6,519
Total noninterest-earning assets	6,023			6,405
Total assets	$570,492			$680,888

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$31,122	$21	0.27%	$33,186	$27	0.33%
Money market	147,612	275	0.75	113,506	280	0.99
Other savings deposits	12,500	11	0.35	9,589	5	0.21
Time deposits (3)	236,471	1,141	1.94	365,222	1,993	2.19
Total interest-bearing deposits	427,705	1,448	1.36	521,503	2,305	1.77
Borrowings-short-term	7,042	3	0.17	8,281	9	0.44
Borrowings-long-term	10,000	103	4.13	13,000	138	4.26
Total borrowed funds	17,042	106	2.49	21,281	147	2.77
Total interest-bearing liabilities	444,747	1,554	1.40	542,784	2,452	1.81
Noninterest-bearing demand deposits	54,226			50,474
Accrued interest and other liabilities	3,157			4,250
Stockholders’ equity	68,362			83,380
Total liabilities and stockholders’ equity	$570,492			$680,888
Net interest income and net interest spread (1)(4)		$4,950	3.22%		$5,167	2.72%
Net interest-earning assets	$119,722			$131,699
Net interest margin (1)(5)			3.51%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.27			1.24

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$112,506	$2,718	4.83%	$171,038	$4,310	5.04%
Tax-exempt	152	4	5.26	229	6	5.24
Total securities available for sale	112,658	2,722	4.83	171,267	4,316	5.04
Loans held for sale (1)	6,333	204	6.50	9,402	199	4.27
Loans (1)(2):
Commercial	49,822	1,186	4.80	63,891	1,561	4.93
Commercial real estate (3)	270,345	6,388	4.76	295,350	6,843	4.67
Consumer	78,918	2,740	7.00	92,190	2,785	6.09
Total loans	399,085	10,314	5.21	451,431	11,189	5.00
Federal funds sold, reverse repo and interest-earning due from banks	40,405	46	0.23	41,058	45	0.22
Federal Home Loan Bank Stock	11,555	9	0.16	11,555	—	—
Total interest-earning assets	570,036	13,295	4.70	684,713	15,749	4.63
Noninterest-earning assets
Cash and due from banks	7,277			10,782
Premises and equipment	4,945			5,038
Allowance for loan losses	(14,777)			(15,996)
Accrued interest receivable and other assets	9,708			6,502
Total noninterest-earning assets	7,153			6,326
Total assets	$577,189			$691,039

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$31,973	$42	0.26%	$32,601	$52	0.32%
Money market	146,640	573	0.79	112,680	556	1.00
Other savings deposits	11,342	17	0.30	9,474	9	0.19
Time deposits (3)	243,992	2,350	1.94	374,880	4,175	2.25
Total interest-bearing deposits	433,947	2,982	1.39	529,635	4,792	1.82
Borrowings-short-term	6,913	6	0.18	8,381	18	0.43
Borrowings-long-term	10,000	205	4.13	14,271	295	4.17
Total borrowed funds	16,913	211	2.52	22,652	313	2.79
Total interest-bearing liabilities	450,860	3,193	1.43	552,287	5,105	1.86
Noninterest-bearing demand deposits	54,257			49,717
Accrued interest and other liabilities	3,463			4,471
Stockholders’ equity	68,609			84,564
Total liabilities and stockholders’ equity	$577,189			$691,039
Net interest income and net interest spread (1)(4)		$10,102	3.27%		$10,644	2.77%
Net interest-earning assets	$119,176			$132,426
Net interest margin (1)(5)			3.57%			3.12%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.26			1.24

(1)	Balance totals include respective nonaccrual assets.
(2)	Interest earned on loans includes a nominal amount of amortized loan costs for both the quarters and six months ended June 30, 2011 and 2010.
(3)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(4)	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(5)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Net interest income decreased $0.2 million, or 4.2%, from $5.2 million in the second quarter of 2010 to $5.0 million in the second quarter of 2011. Net interest income decreased $0.5 million, or 5.1%, from $10.6 million in the first six months of 2010 to $10.1 million in the first six months of 2011. The decrease was mainly attributable to the continued decline in earning assets. CIB Marine has various strategies to improve net interest income, including growing loans extended to local commercial banking relationships (although current market conditions make this challenging), reducing nonperforming loans, reducing interest costs by improving the composition of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy and adjusting deposit interest rates.

Total interest income decreased $1.1 million, or 14.6%, from $7.6 million in the second quarter of 2010 to $6.5 million in the second quarter of 2011. The decrease was due to a $0.8 million, or 38.1%, decrease in interest income on securities and a $0.3 million, or 6.1%, decrease in interest income on loans during the second quarter of 2011 compared to the same period 2010. The decrease in interest income on the securities resulted primarily from a $58.1 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $49.3 million reduction in average loan balances, partially offset by a 28 basis point improvement in loan yields due in part to improving non-accrual loan balances during the second quarter of 2011 compared to second quarter of 2010.

Total interest income decreased $2.4 million, or 15.6%, from $15.7 million in the first six months of 2010 to $13.3 million in the first six months of 2011. The decrease was due to a $1.6 million, or 36.9%, decrease in interest income on securities and a $0.9 million, or 7.8%, decrease in interest income on loans during the first six months of 2011 compared to the same period 2010. The decrease in interest income on the securities resulted primarily from a $58.6 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $52.3 million reduction in average loan balances, partially offset by a 21 basis point improvement in loan yields due in part to improving non-accrual loan balances during the first six months of 2011 compared to the first six months of 2010.

Total interest expense decreased $0.9 million, or 36.6%, from $2.5 million in the second quarter of 2010 to $1.6 million in the second quarter of 2011. The decrease was primarily due to a $0.9 million, or 42.7%, decrease in interest expense on time deposits. The decrease in interest expense on time deposits was due to a 25 basis point decline in average interest costs paid on time deposits and due to a $128.8 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposit and corresponding securities balances to reduce total assets as part of its capital management strategy in a manner consistent with its liquidity and interest rate risk management strategies. In addition, this planned reduction was due to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term, as well as the limited lending opportunities in the local geographies.

Total interest expense decreased $1.9 million, or 37.5%, from $5.1 million in the first six months of 2010 to $3.2 million in the first six months of 2011. The decrease was primarily due to a $1.8 million, or 43.7%, decrease in interest expense on time deposits. The decrease in interest expense on time deposits was due to a 31 basis point decline in average interest costs paid on time deposits and due to a $130.9 million strategic reduction in average balances for time deposits.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased significantly by 44 basis points from 3.07% during the second quarter of 2010 to 3.51% during the second quarter of 2011 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities, increased 50 basis points during the same period. During the first six months of 2011 the net interest margin increased significantly by 45 basis points from 3.12% during the first six months of 2010 to 3.57% and its net interest spread increased 50 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits. Average yields of interest-earning assets increased 9 basis points and average cost of interest-bearing liabilities decreased 41 basis points for the second quarter of 2011 compared to the same period in 2010. Average yield of interest-earning assets increased 7 basis points and average cost of interest-bearing liabilities decreased 43 basis points for the first six months of 2011 compared to the first six months of 2010.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended June 30, 2011 Compared to				Six Months Ended June 30, 2011 Compared to
	Quarter Ended June 30 2010 (1)				Six Months Ended June 30, 2010 (1)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(701)	$(86)	$(787)	(38.1)%	$(1,421)	$(171)	$(1,592)	(36.9)%
Securities-tax-exempt	(1)	—	(1)	(33.3)	(2)	—	(2)	(33.3)
Total securities	(702)	(86)	(788)	(38.1)	(1,423)	(171)	(1,594)	(36.9)
Loans held for sale	(33)	27	(6)	(5.6)	(78)	83	5	2.5
Commercial	(109)	2	(107)	(15.5)	(336)	(39)	(375)	(24.0)
Commercial real estate	(329)	60	(269)	(8.0)	(588)	133	(455)	(6.6)
Consumer	(196)	242	46	3.4	(430)	385	(45)	(1.6)
Total loans (including fees)	(634)	304	(330)	(6.1)	(1,354)	479	(875)	(7.8)
Federal funds sold, reverse repo and interest-bearing due from banks	—	6	6	24.0	(1)	2	1	2.2
Federal Home Loan Bank Stock	—	3	3	—	—	9	9	—
Total interest income	(1,369)	254	(1,115)	(14.6)	(2,856)	402	(2,454)	(15.6)
Interest Expense
Interest-bearing demand deposits	(2)	(4)	(6)	(22.2)	(1)	(9)	(10)	(19.2)
Money market	73	(78)	(5)	(1.8)	147	(130)	17	3.1
Other savings deposits	2	4	6	120.0	2	6	8	88.9
Time deposits	(642)	(210)	(852)	(42.7)	(1,316)	(509)	(1,825)	(43.7)
Total deposits	(569)	(288)	(857)	(37.2)	(1,168)	(642)	(1,810)	(37.8)
Borrowings-short-term	(1)	(5)	(6)	(66.7)	(3)	(9)	(12)	(66.7)
Borrowings-long-term	(31)	(4)	(35)	(25.4)	(87)	(3)	(90)	(30.5)
Total borrowed funds	(32)	(9)	(41)	(27.9)	(90)	(12)	(102)	(32.6)
Total interest expense	(601)	(297)	(898)	(38.6)	(1,258)	(654)	(1,912)	(37.5)
Net interest income	$(768)	$551	$(217)	(4.2)%	$(1,598)	$1,056	$(542)	(5.1)%

(1)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses is predominantly a function of the Company’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The provision for loan losses was $1.7 million and $2.4 million for the quarters, and $2.8 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively.

During the first six months of 2011, the provision for loan losses continued to be adversely affected by the deteriorated market conditions for real estate and, in particular, the commercial real estate loan segment, where an additional provision of $2.7 million was made compared to $2.9 million during the same period in 2010.

Although several segments including commercial, home equity and purchased home equity have shown improvement in provisions this year-to-date relative to last year, as shown in the tables accompanying this part of the Form 10-Q and Note 3-Loans and Allowance for Loan Losses in Part I, Item 1 of this report, classified and nonaccrual loan volumes continue to be elevated and the deteriorated real estate markets and lackluster economic recovery continues to adversely affect the Bank’s borrowers.

Noninterest Income

Noninterest income decreased $0.1 million from $0.3 million for the quarter ended June 30, 2010 to $0.2 million for the quarter ended June 30, 2011. The decrease was primarily due to a $0.1 million decrease in gain on sale of securities in 2010. Noninterest income decreased $0.4 million from $0.8 million for the six months ended June 30, 2010 to $0.4 million for the six months ended June 30, 2011. The decrease was primarily due to a $0.2 million decrease in gain on sale of securities in 2010.

Noninterest Expense

Total noninterest expense decreased $0.6 million, from $5.9 million for the quarter ended June 30, 2010 to $5.3 million for the quarter ended June 30, 2011. The decrease was due to decreases in: FDIC insurance due to reduced deposit balances and a change made by the FDIC for banks in the assessment base and rate; write down and losses on assets; and other expense. During the second quarter of 2011, write down and losses on assets consisted of $0.1 million of OREO and $0.1 million of other investment compared to $0.5 million of loss on sale of loans held for sale during the second quarter of 2010. Total noninterest expense decreased $0.6 million; from $11.6 million for the six months ended June 30, 2010 to $11.0 million for the six months ended June 30, 2011. The decrease was due to decreases in: compensation and employee benefits, resulting from a reduction in full-time equivalent employees at the Company; FDIC insurance due to reduced deposit balances and a change made by the FDIC for banks in the assessment base and rate; professional services; and other expense. The decreases were offset by an increase in write down and losses on assets. During the first six months of 2011, write down and losses on assets primarily consisted of $0.9 million of OREO and $0.1 million of fixed assets compared to $0.1 million of OREO and $0.6 million of loss on sale of loans held for sale during the first six months of 2010. During June 2011, the Bank closed its Arizona branch.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2011 or 2010 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of the Company are not “more likely than not” to be realized.

Financial Condition

Overview

Total assets continued a strategic decline to $557.6 million at June 30, 2011 compared to year-end 2010 total assets of $589.0 million. During 2011 and 2010, CIB Marine and CIBM Bank employed various strategies to reduce and deleverage their balance sheets and maintain their regulatory capital ratios. In addition to reducing securities available for sale by $24.2 million during the first six months of 2011, total loans also decreased by $33.7 million during the same period. Cash and due from banks increased $24.6 million in the first half of 2011 as loans and securities decreased by more than deposits. Total liabilities declined by $29.9 million during the first half of 2011, primarily due to the reductions in time deposits of $36.5 million partially offset by increased balances in non-maturing deposits. Further strategic declines in securities and time deposits are anticipated during the third quarter of 2011.

Securities Available for Sale

Total securities available for sale at June 30, 2011 were $102.7 million, a decrease of $24.2 million, or 19.0%, from $126.9 million at December 31, 2010. The decrease was primarily due to prepayments, repayments and maturities from the existing portfolio.

The net unrealized loss on securities available for sale was $3.4 million at June 30, 2011 compared to $4.6 million at December 31, 2010. The net unrealized losses are mainly in trust preferred CDOs and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At June 30, 2011, 7.0% of the securities portfolio consisted of U.S. government agency securities, 60.5% of mortgage-backed securities and 28.9% of obligations of states and political subdivisions compared to 10.2%, 64.1% and 23.2% at December 31, 2010, respectively. The ratio of total securities to total assets was 18.4% and 21.5% at June 30, 2011 and December 31, 2010, respectively.

Loans Held for Sale

At June 30, 2011 and December 31, 2010, loans held for sale were $6.2 million and $6.6 million, respectively. At June 30, 2011, loans held for sale totaling $0.8 million were on nonaccrual status compared to $1.1 million at December 31, 2010.

Loans

Loans, net of the allowance for loan losses, were $367.4 million at June 30 2011, a decrease of $33.7 million or 8.4%, from $401.1 million at December 31, 2010, and represented 65.9% and 68.1% of CIB Marine’s total assets at June 30, 2011 and December 31, 2010, respectively.

Credit Concentrations

At June 30, 2011 and December 31, 2010, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At June 30, 2011 and December 31, 2010, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
June 30, 2011
Real estate, rental & leasing	$168.9	44%	251%
Construction	31.1	8	46
Health care & social assistance	23.0	6	34
Accommodation & food services	24.1	6	36

December 31, 2010
Real estate, rental & leasing	$180.0	43%	262%
Construction	37.0	9	54
Health care & social assistance	28.3	7	41
Accommodation & food services	24.6	6	36

Credit Procedures and Review

Home equity loan underwriting guidelines consider, but are not limited to, the following: borrower payment history with CIBM Bank and others, the length and stability of the borrower’s employment, derived debt-to-qualified-income ratio and collateral value. In general, cumulative LTVs are not to exceed 80%, and depending on the ratio of each, the minimum FICO score is 640 and the maximum Debt-to-Income (“DTI”) ratio is 45%. Exceptions may be authorized under CIBM Bank’s loan policy. As a general practice, CIBM Bank does not originate sub-prime home equity loans and lines of credit. Prior to 2009, DTIs of up to 55% or LTVs of up to 100% were acceptable for borrowers that met certain other criteria. Home equity lines of credit are revolving lines with five year draw periods with variable rates indexed to the prime lending rate. Home equity term loans are fixed rate with amortization terms of up to 30 years and maturity dates of up to 15 years.

In addition to regulatory and on-going internal monitoring of credits, when a loan has deteriorated to a credit risk category of special mention or worse, credit administration performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. In the case of commercial real estate collateral, an independent third party appraisal may be ordered from a board of directors-approved appraiser list to determine if there has been any change in the underlying collateral value. These independent appraisals are typically reviewed as a matter of practice by a trained appraisal reviewer for the Company and may be adjusted depending upon market conditions. An appraisal is generally ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared.

In calculating the fair value of collateral for collateral-dependent loans, which is used in determining the adequacy of the allowance for loan losses, CIB Marine requires 5% to 10% discounts from appraised value for selling expenses in measuring impairment. In addition, the appropriateness of appraisals that are more than six months old is considered in evaluating impairment for collateral dependent loans. Items considered in determining the appropriateness of adjustments to appraisals include further recent market deterioration, the property type and condition, and other valuations or sales of comparable properties. If these loans are on nonaccrual status, greater emphasis is placed on liquidation value as a basis for identifying potential impairment. CIB Marine continuously re-assesses the timeliness and propriety of appraisals for collateral dependent loans, especially in volatile real estate markets such as Arizona. The Company uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and reversal of prior provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred credit losses in the loan portfolio at the balance sheet date. Management’s allowance methodology includes an impairment analysis on specifically identified loans defined as impaired by the Company and an assessment of groups of loans evaluated collectively for impairment, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a Critical Accounting Policy.

When there is information available to confirm that all or a portion of a specific loan is uncollectible, regulatory guidance and the Company’s loan policy require that the uncollectible amount be promptly charged-off against the allowance for loan losses. When a charge-off is taken on a loan, the negative event(s) or circumstance(s) have generally developed to the point that CIB Marine is able to ascertain with more certainty the uncollectible nature and uncollectible amount of the loan. The timing of a charge-off versus a reserve differs based on definitions provided by accounting and regulatory guidance.

The Company’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio.

At June 30, 2011, the allowance for loan losses was $15.0 million or 3.91% of total loans compared to $14.6 million, or 3.52% of total loans at December 31, 2010. The increase since year end 2010 is primarily attributable to a $0.9 million increase in the allowance for commercial real estate loans caused by an increase in provisions for deteriorated credit, offset by smaller reductions in the allowance for commercial loans and purchase home equity loan pools as a result of reduced balances and reduced Special Mention and Substandard loans in these categories, respectively, as shown in the tables accompanying this section and Note 3-Loans and Allowance for Loan Losses in Part I, Item 1 of this report. The allowance for loan losses, excluding those for purchased home equity pools, increased $0.7 million from June 30, 2011 compared to December 31, 2010, and the allowance for loan losses to total loans, excluding the purchased home equity pools, increased to 3.63% from 3.17% over the same period.

The allowance for loan losses for the purchased home equity loan pools was $2.0 million or 8.0% of remaining balances at June 30, 2011, compared to $1.9 million or 7.4% of remaining balances at March 31, 2011, and $2.3 million or 8.7% of remaining balances at December 31, 2010. Both charge-offs and recoveries have improved from the second quarter of 2010 to the same period of 2011 with gross charge-offs declining $0.4 million from $1.2 million to $0.8 million, and recoveries increasing $0.9 million from $0.1 million to $1.0 million. During the first quarter of 2011, CIB Marine pursued new and additional analysis of the previously charged-off purchased home equity pool loans for potential repurchase by the seller as a result of underwriting and documentation deficiencies and related violations of representations and warranties in the agreements between CIB Marine and the seller of the loans. The recoveries recorded in the first six months of 2011 were the result of such repurchase activity, and the potential for additional future recoveries is expected through the remainder of the year. In July 2011, recoveries from repurchases of $0.7 million and gross charge-offs of $0.2 million were recorded on this loan segment and will be reflected in third quarter 2011 results. The allowance for loan losses at June 30, 2011 was slightly reduced from December 31, 2010 levels due to a reduction in the rate of delinquencies, but continue to be at elevated levels for the current loans in the pools due to continued deterioration in overall real estate values and high unemployment rates. Delinquency rates for all loans 27 days or more past due to total loans in this segment have improved and were 5.4%, 6.8% and 7.7% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Residential real estate value growth was weak during the second quarter of 2011 after declining by 4.2% during the first quarter of 2011 and 3.6% during the fourth quarter of 2010 as indicated by the Case-Schiller Quarterly Home Price Index for the United States of America. Using the same source, home prices had increased by 4.6% during the second quarter of 2010. In addition, unemployment rates as reported by the U.S. Department of Labor deteriorated in the second quarter of 2011 as it was reported in June 2011 at 9.2% compared to 8.8% in March of 2011, but down from 9.4% at December 2010 and 9.5% at June 2010.

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans measured in similar groups of loans was $9.8 million and $10.8 million at June 30, 2011 and December 31, 2010, respectively, or 2.91% and 2.85% of the respective loan balances. The decrease in amount but increase in percent is due to the reduced balances of the loans assessed collectively for impairment due to paydowns, charge-offs and transfers to loans measured individually for impairment, but continued elevated risks in the portfolio. The decline in allowance for purchased home equity pools reflects continued reductions in balances and general performance improvements reflecting increases in recoveries. The allowance for individually impaired loans was $5.1 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively, or 11.8% and 10.5% of the respective loan balances. The increase in amount and percent is primarily related to the increase in impaired loans in the commercial real estate segment. The current carrying value of impaired loans at June 30, 2011 is approximately 66% of contractual principal compared to 64% at the end of 2010. At June 30, 2011, the total of the allowance for loan loss for impaired loans plus all prior net charge-offs taken against those impaired loans is $17.8 million, or 31% of contractual principal compared to $18.6 million or 36% at December 31, 2010.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

Total charge-offs for the second quarter of 2011 were $2.7 million, while recoveries were $1.1 million, compared to $3.8 million and $0.1 million, respectively, for the second quarter of 2010. Net charge-offs for commercial real estate loans increased $0.9 million from $0.8 million to $1.7 million while net charge-offs decreased for purchased home equity loan pools by $1.3 million from $1.1 million in net charge-offs to $0.2 million in net recoveries. In addition, net charge-offs of construction and development and commercial loans also declined $0.9 million and $0.4 million, respectively. Although net charge-offs improved period-to-period, the reported amount of CIB Marine’s nonaccrual loans rose by $1.1 million from December 31, 2010, to June 30, 2011 and continues to be elevated as the economy has not fully recovered and unemployment levels continue to be high relative to historical norms. As demonstrated between 2008 and 2010, the credit environment and underlying collateral values can change rapidly, having an adverse affect on charge-offs and related loan loss provisions. In particular, declining real estate values had a pronounced affect on charge-offs for construction and development loans between the years 2008 and 2010.

CIB Marine believes that the allowance for loan losses is appropriate to absorb probable incurred losses on existing loans that may become uncollectible; however, given the conditions in the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Management recognizes that there are significant estimates in the process and the ultimate losses could be materially different from those currently estimated. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the quality of loans and the appropriateness of the allowance for loan losses and may require CIB Marine to make material additional provisions to the allowance based upon their judgments about information available to them at the time of their examinations.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands
Balance at beginning of period	$14,926	$16,954	$14,645	$16,240
Loans charged-off:
Commercial	—	(430)	—	(450)
Commercial real estate	(1,787)	(816)	(2,193)	(1,471)
Construction and development	—	(966)	(113)	(1,559)
Residential real estate	(1)	(2)	(1)	(2)
Home equity	(147)	(387)	(382)	(545)
Purchased home equity pools	(804)	(1,161)	(1,438)	(2,736)
Other consumer	—	(41)	(3)	(42)
Total loans charged-off	(2,739)	(3,803)	(4,130)	(6,805)
Recoveries of loans charged-off:
Commercial	2	5	142	6
Commercial real estate	60	3	386	780
Construction and development	—	—	—	—
Residential real estate	—	—	—	—
Home equity	24	25	40	32
Purchased home equity pools	1,013	76	1,114	332
Other consumer	—	—	—	3
Total loans recoveries	1,099	109	1,682	1,153
Net loans charged-off	(1,640)	(3,694)	(2,448)	(5,652)
Provision for (reversal of) loan losses:
Commercial	30	95	(625)	515
Commercial real estate	1,474	1,460	2,717	2,926
Construction and development	182	381	344	870
Residential real estate	33	(26)	(37)	(40)
Home equity	118	198	429	248
Purchased home equity pools	(154)	299	(53)	549
Other consumer	(4)	29	(7)	40
Total provision for loan losses	1,679	2,436	2,768	5,108
Balance at end of period	$14,965	$15,696	$14,965	$15,696
Ratios
Allowance for loan losses to total loans	3.91%	3.64%	3.91%	3.64%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	38.87	28.62	38.87	28.62
Net charge-offs (recoveries) to average total loans:
Commercial	(0.02)	2.99	(0.57)	1.40
Commercial real estate and construction and development loans	2.60	2.42	1.43	1.54
Residential real estate, home equity and other consumer	(0.44)	6.66	1.71	6.47
Total loans	1.68	3.36	1.24	2.52
Recoveries to loans charged-off	40.12	2.87	40.73	16.94

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated.

	June 30, 2011		December 31, 2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$2,208	11.8%	$2,691	13.0%
Commercial real estate	8,376	60.9	7,466	58.0
Construction and development	1,104	6.4	873	8.6
Residential real estate	313	4.4	351	3.9
Home equity	943	9.4	856	9.4
Purchased home equity pools	1,972	6.5	2,349	6.5
Other consumer	49	0.6	59	0.6
Total allowance	$14,965	100.0%	$14,645	100.0%

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

Commercial	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$45,043	100.0%	11.8%	$53,971	100.0%	13.0%
Nonaccrual	588	1.3	0.2	2,568	4.8	0.6
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	2,208	4.9	0.6	2,691	5.0	0.6
Net charge-offs (recoveries) year-to-date	(142)			671
Provisions to (reduction in) allowance for loan losses year-to-date	(625)			591
Allowance for loan losses/nonaccrual loans		375%			105%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		889 (1)			121 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At June 30, 2011, commercial loans were distributed to customers located in Wisconsin (27%), Illinois (38%), Indiana (26%) and Arizona (9%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (55%) and Wisconsin (43%). At December 31, 2010, commercial loans were largely distributed to customers located in Wisconsin (34%), Illinois (35%), Indiana (22%) and Arizona (8%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (84%) and Wisconsin (15%).

Commercial loans decreased during the first six months of 2011 compared to December 31, 2010. Provision adjustments for commercial loans were negative due to a decline in balances, an increase in recoveries and a decline in impairments on impaired loans for this segment.

Commercial Real Estate	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$232,363	100.0%	60.9%	$240,491	100.0%	58.0%
Nonaccrual	22,191	9.6	5.8	15,755	6.6	3.8
Renegotiated, accrual	1,916	0.8	0.5	3,790	1.6	0.9
Allowance for loan losses	8,376	3.6	2.2	7,466	3.1	1.8
Net charge-offs year-to-date	1,807			3,819
Provisions to allowance for loan losses year-to-date	2,717			4,706
Allowance for loan losses/nonaccrual loans		38%			47%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		100 (1)			137 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At June 30, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were largely distributed to customers located in Arizona (36%), Illinois (36%), Florida (17%), Wisconsin (7%) and Indiana (4%). At December 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were distributed to customers located in Arizona (67%), Illinois (18%), Wisconsin (10%) and Indiana (5%).

At June 30, 2011, commercial real estate loans comprised owner occupied real estate properties ($62.4 million) and non-owner occupied real estate properties ($170.7 million); with non-owner occupied property loan types concentrated in office space ($48.5 million), retail space ($27.5 million), multifamily residential ($22.8 million), nursing homes and assisted living ($12.3 million), and hospitality ($14.4 million). At December 31, 2010, commercial real estate loans comprised owner occupied real estate properties ($64.5 million) and non-owner occupied real estate properties ($176.0 million); with non-owner occupied property loan types concentrated in office space ($51.8 million), retail space ($27.8 million), multifamily residential ($24.5 million), nursing homes and assisted living ($12.6 million), and hospitality ($14.6 million).

Deteriorated real estate markets continue to adversely affect credit quality and new development. Impaired and nonaccrual loans in this segment increased during the second quarter of 2011 as credit quality declined.

Construction and Development	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$24,326	100.0%	6.4%	$35,816	100.0%	8.6%
Nonaccrual	10,048	41.3	2.6	12,526	35.0	3.0
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	1,104	4.5	0.3	873	2.4	0.2
Net charge-offs year-to-date	113			7,367
Provisions to allowance for loan losses year-to-date	344			6,788
Allowance for loan losses/nonaccrual loans		11%			7%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		48 (1)			2,617 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At June 30, 2011, construction and development loans were largely distributed to customers with properties located in Illinois (23%), Wisconsin (28%), Nevada (16%), Indiana (15%) and Arizona (15%). Nonaccrual construction and development loans were largely distributed to customers located in Wisconsin (46%), Nevada (38%) and Indiana (15%). At December 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (20%), Nevada (11%), Indiana (17%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Illinois (29%), Wisconsin (26%), Nevada (31%) and Indiana (12%).

At June 30, 2011, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($19 million) and non-owner occupied construction loans ($5 million) with the majority of the latter concentrated in condominium and townhome property types ($4 million). At December 31, 2010, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($23 million) and non-owner occupied construction loans ($7 million) with the majority of the latter concentrated in condominium and townhome property types ($6 million).

Nonaccrual loans increased as a percent of segment balances, during the first six months of 2011 due to deteriorated real estate markets continuing to adversely affect credit quality.

CIB Marine has significantly reduced the construction and development loan portfolio since 2007. At year end 2007, the construction and development portfolio represented approximately 23.5% of total loans outstanding compared to 6.4% of total loans outstanding at June 30, 2011. Most of the decline in balance from December 31, 2010, to June 30, 2011 was due to transfers to other real estate owned and charge-offs. Given market conditions, the construction and development loan portfolio is expected to continue to decrease.

Residential Real Estate (1-4 Family First Lien)	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$16,844	100.0%	4.4%	$16,005	100.0%	3.9%
Nonaccrual	752	4.5	0.2	1,314	8.2	0.3
Renegotiated, accrual	169	1.0	0.0	171	1.1	0.0
Allowance for loan losses	313	1.9	0.1	351	2.2	0.1
Net charge-offs (recoveries) year-to-date	1			(42)
Reduction in allowance for loan losses year-to-date	(37)			(145)
Allowance for loan losses/nonaccrual loans		42%			27%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		77 (1)			50 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At June 30, 2011 and December 31, 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Wisconsin and Arizona.

Home Equity (Line and Term Loans)	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$35,857	100.0%	9.4%	$38,896	100.0%	9.4%
Nonaccrual	1,252	3.5	0.3	1,263	3.2	0.3
Renegotiated, accrual	1,007	2.8	0.3	986	2.5	0.2
Allowance for loan losses	943	2.6	0.2	856	2.2	0.2
Net charge-offs year-to-date	342			878
Provisions to allowance for loan losses year-to-date	429			674
Allowance for loan losses/nonaccrual loans		75%			68%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		95 (1)			69 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At June 30, 2011 and December 31, 2010 home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin and Indiana.

Purchased Home Equity Pools	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$24,732	100.0%	6.5%	$26,975	100.0%	6.5%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	480	1.9	0.1	483	1.8	0.1
Allowance for loan losses	1,972	8.0	0.5	2,349	8.7	0.6
Net charge-offs year-to-date	324			4,204
Provisions to (reductions in) allowance for loan losses year-to-date	(53)			2,693
Allowance for loan losses/nonaccrual loans		NA			NA
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA			NA

At such time that these pools were acquired in 2006 and 2007, the loans were newly originated with current FICO scores and appraised values, and were performing and not past due. Based on CIB Marine’s analysis at time of purchase, there were no identifiable incurred losses for any of the loans and full contractual payment was expected (consistent with the premium paid to acquire the loans). As a result it was determined that the acquired loans individually or on a pool basis did not indicate evidence of credit deterioration and as such ASC 310-30 did not apply at the dates of acquisition.

Probable incurred losses for the purchased home equity pools that are reasonably estimable are calculated using loss rates derived from recent experience of delinquent loans charge-offs and loss rates assigned to performing loans. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions.

At June 30, 2011, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%), Illinois (4%) and Minnesota (4%). At December 31, 2010, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%) and Minnesota (4%).

The purchased home equity pools totaled $24.7 million at June 30, 2011, compared to $27.0 million at December 31, 2010. The reduction in balances during the first six months of 2011 of $2.3 million resulted from payments of $2.0 million and net charge-offs of $0.3 million.

Other Consumer	June 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$2,281	100.0%	0.6%	$2,620	100.0%	0.6%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	99	4.3	0.0	114	4.4	0.0
Allowance for loan losses	49	2.1	0.0	59	2.3	0.0
Net charge-offs year-to-date	3			43
Provisions to (reductions in) allowance for loan losses year-to-date	(7)			38
Allowance for loan losses/nonaccrual loans		NA			NA
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA			NA

At June 30, 2011, other consumer loans were largely distributed to customers located in Wisconsin (36%), Illinois (25%), Indiana (20%) and Arizona (10%). At December 31, 2010, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (19%) and Arizona (11%).

Nonperforming Assets and Loans 90 Days or More Past Due and Still Accruing Interest

The level of nonperforming assets is an important element in assessing CIB Marine’s asset quality and the associated risk in its loan portfolio. Nonperforming assets include nonaccrual loans and OREO. Loans are placed on nonaccrual status when CIB Marine determines that it is probable that principal and interest amounts will not be collected according to the terms of the loan agreement. A loan is accounted for as TDR when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. Troubled debt restructurings on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history is sustained, and in some cases, a longer period is required. Once this assurance is reached, the TDR is placed on accrual status and classified as a restructured loan. OREO represents properties acquired by CIB Marine as a result of loan defaults by customers.

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$588	$2,568	$2,922
Commercial real estate	22,191	15,755	21,921
Construction and development	10,048	12,526	26,514
Residential real estate	752	1,314	1,413
Home equity	1,252	1,263	1,109
Purchased home equity pools	—	—	—
Other consumer	—	—	117
	34,831	33,426	53,996
Loans held for sale	814	1,112	2,480
Total nonaccrual loans	35,645	34,538	56,476
OREO	7,772	5,314	2,812
Total nonperforming assets	$43,417	$39,852	$59,288
Restructured loans (2)
Commercial real estate	$1,916	$3,790	$—
Residential real estate	169	171	143
Home equity	1,007	986	310
Purchased home equity pools	480	483	390
Other consumer	99	114	13
	$3,671	$5,544	$856

Ratios
Nonaccrual loans to total loans (3)	9.11%	8.04%	12.53%
OREO to total assets (1)	1.40	0.90	0.43
Nonperforming assets to total assets (1) (3)	7.66	6.59	8.79
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (3)	10.07	9.37	12.73
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (1) (3)	8.31	7.53	8.79

(1)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.
(2)	During 2010, CIB Marine modified its definition of nonperforming assets to exclude accruing restructured loans. Prior periods presented have been adjusted for this reclassification.
(3)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans and 90 days or more past due and still accruing loans.

Information that may be used to determine whether a loan is impaired includes, but is not limited to: (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. The triggering events or other facts and circumstances that impact the Company’s decision to charge-off all or a portion of a loan, rather than to record a reserve with respect to the loan, are based on similar events or circumstances based on accounting and regulatory guidance.

Almost all nonaccrual loans are considered to be impaired. Total loans considered impaired and their related reserve balances at June 30, 2011 and December 31, 2010 follow:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$22,592	$24,536
Impaired loans with a specific allowance	21,011	12,507
Total impaired loans	$43,603	$37,043
Specific allowance related to impaired loans	$5,133	$3,877

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Average recorded investment in total impaired loans	$44,052	$54,139	$41,716	$53,217
Gross income that would have been recognized had such loans been performing in accordance with their original terms	506	518	1,012	1,035
Interest income recognized on total impaired loans	57	19	140	22

Commercial real estate and construction and development loans have been the primary contributors to the elevated levels of nonaccrual loans over the past three years. In addition, these loans along with the purchased home equity pools are the largest contributors to net charge-offs during the past three years. Real estate and construction-related loans continued to make up the majority of CIB Marine’s nonaccrual loans at June 30, 2011 and December 31, 2010. Elevated vacancy rates and depressed real estate values have contributed significantly to the elevated levels of net charge-offs and the increase in the provision for loan losses that CIB Marine experienced over the past three calendar years and the first half of 2011. Although tentative, signs of improvement in the economy could help to stabilize real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans increased $1.4 million, from $33.4 million at December 31, 2010 to $34.8 million at June 30, 2011. The net increase in nonaccrual loans was primarily due to an increase in such loans in the commercial real estate loan segment related to one new nonaccrual loan property located in Florida. Nonaccrual commercial real estate loans represented 64% and 47% of total nonaccrual loans at June 30, 2011 and December 31, 2010, respectively. The ratio of nonaccrual loans to total loans was 9.1% at June 30, 2011 compared to 8.0% at December 31, 2010. Foregone interest on nonaccrual loans reduced interest income by $0.5 million and $0.5 million during the second quarters, and $1.0 million and $1.0 million during the first six months of 2011 and 2010, respectively.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At June 30, 2011, CIB Marine had $0.03 million of loans that were 90 days or more past due and still accruing and none at December 31, 2010.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale was 39% and 38% at June 30, 2011 and December 31, 2010, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 122% and 152% at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $27.0 million, or 77.5%, of nonaccrual loans excluding those held for sale. At December 31, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $25.0 million, or 74.8%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million at June 30, 2011 were geographically distributed as follows:

•	$7.3 million in Illinois consisting of two relationships
•	$6.3 million in Arizona consisting of one relationship
•	$5.2 million in Wisconsin consisting of four relationships
•	$3.8 million in Florida consisting of one relationship
•	$2.9 million in Nevada consisting of one relationship
•	$1.5 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

CIB Marine recognizes that the current economy, with elevated levels of unemployment and depressed real estate values, have resulted in many customers being far more leveraged than prudent and in very difficult financial positions. Through various forms of communication, CIB Marine encourages all customers to contact CIBM Bank if they are experiencing financial difficulties so that their individual situations can be assessed and to discuss alternatives before formal collection actions are commenced. In many cases, CIB Marine has restructured loan terms for certain qualified financially distressed borrowers that have agreed to work in good faith to reach a successful repayment agreement and, as previously discussed, have demonstrated the ability to make the restructured payments in order to avoid a pending foreclosure or a foreclosure in the future. CIB Marine has predominantly used reduced interest rates and extended terms to lower contractual payments.

Troubled Debt Restructuring

TDRs are classified as either accrual or nonaccrual loans. If a nonaccrual loan is restructured as a TDR, it will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Most often, loans are classified as nonaccrual according to the Company’s nonaccrual policy when restructured as a TDR.

The following schedule provides the outstanding balances of CIB Marine’s TDR loans.

	June 30, 2011			December 31, 2010
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
	(Dollars in thousands)
Commercial:
Commercial	$—	$14	$14	$—	$16	$16
Commercial real estate	1,916	8,846	10,762	3,790	10,147	13,937
Construction and development	—	2,255	2,255	—	2,399	2,399
Total	1,916	11,115	13,031	3,790	12,562	16,352
Consumer:
Residential real estate	169	179	348	171	834	1,005
Home equity	1,007	706	1,713	985	703	1,688
Purchased home equity	480	—	480	484	—	484
Other consumer	99	—	99	114	—	114
Total	1,755	885	2,640	1,754	1,537	3,291
Total	$3,671	$12,000	$15,671	$5,544	$14,099	$19,643

At June 30, 2011, there were $15.7 million TDR loans, of which $12.0 million were classified as nonaccrual and $3.7 million were classified as restructured loans and accruing, and there were no unfunded commitments on these loans. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

Commercial Loan TDRs

Commercial, commercial real estate, and construction and development loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. When it is in the best interest of the Company and the borrower to agree to a concession, CIB Marine will modify the loan rather than to try to pursue collection through foreclosure or other means.

For certain troubled debt restructurings, CIB Marine will split the loan into two new notes–A and B notes. The A note is structured to comply with the Company’s current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note represents the concession granted to the borrower and varies by situation, but usually the Company will defer principal and interest payments until the A note has been paid in full. The B note is often charged-off soon after the restructuring has been completed, and any payments collected are accounted for as recoveries.

At June 30, 2011, the Company had classified $0.01 million, $10.8 million and $2.3 million of commercial, commercial real estate, and construction and development loans as TDRs, respectively.

Consumer Loan TDRs

Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with a new loan from another lender, or who is experiencing economic hardship. Such TDRs may include first-lien residential mortgage loans and home equity loans.

Potential Problem Loans

The level of potential problem commercial, commercial real estate and construction and development loans (“Potential Problem Loans”) is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. Potential Problem Loans are those classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. At June 30, 2011, Potential Problem Loans totaled $13.1 million compared to $16.2 million at December 31, 2010. The composition at June 30, 2011 included $8.5 million, $2.4 million and $2.2 million in commercial real estate, construction and development and commercial loans, respectively, compared to $12.8 million, $3.2 million and $0.2 million, respectively, at December 31, 2010. The continued elevated level of Potential Problem Loans illustrates management’s heightened level of concern for the pace, magnitude and duration at which commercial purpose loans and related collateral may deteriorate.

Other Real Estate Owned

OREO, which represents foreclosed properties, was $7.8 million and consisted of nine properties at June 30, 2011 compared to $5.3 million and thirteen properties at December 31, 2010. During the first half of 2011, CIB Marine transferred four properties totaling $3.9 million from its loan portfolio to OREO and sold eight properties. During the first half of 2011, CIB Marine recorded a $0.6 million write down on four properties and a $0.2 million net loss on sale of eight properties located in Arizona and Nevada. At June 30, 2011, OREO was geographically distributed as follows:

•	$1.8 million in Nevada consisting of one relationship
•	$1.3 million in Wisconsin consisting of one relationship
•	$0.7 million in Florida consisting of four relationships
•	$0.2 million in Arizona consisting of one relationship
•	$3.8 million in Illinois consisting of two relationships

Company Held For Disposal

At June 30, 2011 and December 31, 2010, assets and liabilities of a company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly-owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution.

During the second quarter of 2011, Canron distributed payment of $0.4 million to the Company and it is reported as pretax income from discontinued operations on the income statement. Final distributions are expected during the second half of 2011. At both June 30, 2011 and December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Deposit Liabilities

Total deposits were $468.9 million at June 30, 2011 and $493.5 million at December 31, 2010. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 47.9% at June 30, 2011 and 52.9% at December 31, 2010, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding.

The aggregate amount of time deposits of $100,000 or more at June 30, 2011 and December 31, 2010 was $65.5 million, or approximately 29.2% of time deposits and $75.4 million or 28.9% of total time deposits, respectively. There were no brokered time deposits at June 30, 2011 or December 31, 2010.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $4.9 million from $22.8 million at December 31, 2010, to $17.9 million at June 30, 2011. The decrease was attributable to a reduction of short-term borrowings.

During the first half of 2011, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed-income investment securities as collateral for such borrowings.

Liquidity

CIB Marine manages liquidity at two levels: the CIB Marine parent company and CIBM Bank. The management of liquidity at both levels is essential because the parent company and the bank have different funding needs and sources, and are subject to separate regulatory guidelines and requirements. The Asset-Liability Management Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $27.3 million at December 31, 2010, to $51.9 million at June 30, 2011. This increase was part of CIB Marine’s capital plan to continue to deleverage the balance sheet and shrink total assets thereby improving the capital ratios of CIBM Bank.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $102.7 million and $126.9 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, $23.0 million pledged liabilities and contingent liabilities were outstanding which included $10.0 million to the FHLBC, $7.8 million to repurchase agreement customers and $5.2 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $19.6 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $43.8 million at June 30, 2011 are in excess of pledging requirements and are generally available for pledge release and in many cases provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2010, $27.5 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $25.4 million. In addition, CIBM Bank pledged $12.5 million in commercial real estate loans to provide at least $7.1 million of potential borrowing availability at the federal reserve discount window.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less brokered and pledged deposits, were $465.2 million and $490.2 million at June 30, 2011 and December 31, 2010, respectively.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during the first half of 2011 and, at June 30, 2011, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During 2010, the CIB Marine parent company received $5.0 million in dividends as a return of capital from its non-bank subsidiary, CIB Marine Capital. At June 30, 2011, the CIB Marine parent company had $2.6 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $1.0 million in cash and due from banks, $5.9 million in loans held for sale, $0.8 million in net loans and $0.7 million in other real estate owned at June 30, 2011. In addition, CIB Marine recognized a $0.4 million distribution from Canron during the second quarter of 2011 and is in receipt of the cash at this time. According to the Bank Holding Company Act of 1956, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. During 2010, CIB Marine provided $5.3 million in capital to CIBM Bank to support CIBM Bank’s capital position. No capital injections have been made by CIB Marine to CIBM Bank during the first six months of 2011.

Capital

CIB Marine’s stockholders’ equity was $67.2 million at June 30, 2011 compared to $68.8 million at December 31, 2010. The decrease during the first six months of 2011 was primarily the result of a net loss from continuing operations of $2.8 million. Additionally, during the first six months of 2011, stockholders’ equity was positively impacted by a $1.3 million reduction in accumulated other comprehensive loss.

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

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Risk-weighted assets	$474,347	$516,997
Average assets(1)	$574,365	$621,882
Capital components
Stockholders’ equity	$67,194	$68,753
Add: unrealized loss on securities	3,386	4,648
Tier 1 capital	70,580	73,401
Allowable allowance for loan losses	6,042	6,564
Tier 2 and total risk-based capital	$76,622	$79,965

(1)	Average assets as calculated in accordance with FDIC rules and regulations.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2011
Total capital to risk weighted assets	$76,622	16.15%	$37,948	8.00%
Tier 1 capital to risk weighted assets	70,580	14.88	18,974	4.00
Tier 1 leverage to average assets	70,580	12.29	22,975	4.00

December 31, 2010
Total capital to risk weighted assets	$79,965	15.47%	$41,360	8.00%
Tier 1 capital to risk weighted assets	73,401	14.20	20,680	4.00
Tier 1 leverage to average assets	73,401	11.80	24,875	4.00

CIB Marine’s current capital commitments include maintaining minimum regulatory capital levels and serving as a source of strength to CIBM Bank. At June 30, 2011 and December 31, 2010, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank in the second quarter of 2004. Among other things, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At June 30, 2011, the Tier 1 leverage ratio was 12.29%, which was above the minimum requirement specified in the Written Agreement. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan related credit losses, write downs in loans held for sale or OREO, or non-credit-related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

CIBM Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At June 30, 2011, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.44% and its total capital to risk-weighted asset ratio was 13.96%.

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

CIB Marine utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. A discussion of the Company’s lending-related commitments and contingent liabilities is included in Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities, of the notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Recent Regulatory Developments

The SEC and other regulatory agencies continue to issue new guidance and rules relating to the implementation of the Dodd-Frank Act. While various rules or proposals have been issued, the one with the most significant and immediate impact on CIB Marine and CIBM Bank is the issuance by the FDIC of new rules which redefine the insurance assessment base as required by the Act. The new FDIC rules, issued in February 2011, have the impact of lowering FDIC premiums for CIBM Bank by approximately $0.7 million for the year ended December 31, 2011 as compared with 2010.

Newly Issued But Not Yet Effective Accounting Standards

The expected impact of accounting policies recently issued but not yet required to be adopted are discussed below:

In May 2011, the FASB issued additional guidance regarding fair value measurement that will become effective for annual periods beginning with 2012 financial reporting. The new guidance changes the measurement principles for certain financial instruments and also requires new disclosures about unobservable inputs in Level 3 measures, qualitative information about the sensitivity of Level 3 measures and valuation process, and classification of items within the fair value hierarchy for certain financial instruments. CIB Marine is evaluating the impact that the new guidance may have on its financial condition, results of operations and liquidity.

In June 2011, the FASB issued guidance concerning the presentation of other comprehensive income in companies’ financial statements. The statement of equity is no longer an option for presenting other comprehensive income. Beginning with 2012 financial reporting, the new guidance allows companies two choices for presenting net income and other comprehensive income: in a continuous statement, or in two separate, but consecutive, statements. Therefore, the new guidance may affect the presentation of the financial statements of many companies. CIB Marine is evaluating the two options for presentation, disclosure and possible early adoption of the guidance.

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

Repricing Interest Rate Sensitivity Analysis

	June 30, 2011
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$175,233	$19,180	$36,129	$139,833	$12,032	$382,407
Securities available for sale	19,296	5,864	17,346	35,484	24,720	102,710
Loans held for sale	6,221	—	—	—	—	6,221
Due from banks	44,935	—	—	—	—	44,935
Total interest-earning assets	245,685	25,044	53,475	175,317	36,752	536,273
Interest-bearing liabilities:
Time deposits	71,648	42,765	43,061	65,421	1,677	224,572
Savings and interest-bearing demand deposits	189,743	—	—	—	—	189,743
Short-term borrowings	5,921	2,000	—	—	—	7,921
Long-term borrowings	5,000	—	—	5,000	—	10,000
Total interest-bearing liabilities	272,312	44,765	43,061	70,421	1,677	432,236
Interest sensitivity gap (by period)	$(26,627)	$(19,721)	$10,414	$104,896	$35,075	$104,037
Interest sensitivity gap (cumulative)	(26,627)	(46,348)	(35,934)	68,962	104,037	104,037
Cumulative gap as a % of total assets	(4.78)%	(8.31)%	(6.44)%	12.37%	18.66%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and LIBOR swap yield curves at June 30, 2011 and December 31, 2010, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis Point Changes
	+200	+100	-100 (1)	-200 (1)
Net interest income change over one year
June 30, 2011	3.08%	2.54%	(0.70)%	(1.56)%
December 31, 2010	2.06%	2.96%	(0.71)%	(2.33)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. The Company's disclosure controls are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide a reasonable assurance of achieving the controls' stated goals. Based on their evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: August 12, 2011	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer