Form 10-Q
period 2011-09-30
CIB MARINE BANCSHARES INC
filed 2011-11-10
CIK 861955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑      No ☐

As of October 31, 2011 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of September 30, 2011, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$41,502	$27,267
Securities available for sale	95,655	126,878
Loans held for sale	4,145	6,628
Loans	363,274	415,778
Allowance for loan losses	(15,461)	(14,645)
Net loans	347,813	401,133
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	4,762	5,057
Accrued interest receivable	1,821	2,293
Other real estate owned	7,291	5,314
Assets of company held for disposal	1,070	1,090
Other assets	1,796	1,818
Total assets	$517,410	$589,033
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$53,866	$54,547
Interest-bearing demand	28,049	31,140
Savings	156,200	146,806
Time	194,923	261,034
Total deposits	433,038	493,527
Short-term borrowings	9,845	12,761
Long-term borrowings	5,000	10,000
Accrued interest payable	410	705
Liabilities of company held for disposal	1,070	1,090
Other liabilities	1,435	2,197
Total liabilities	450,798	520,280
Commitments and contingent liabilities (Note 10)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,473	158,458
Accumulated deficit	(157,323)	(153,874)
Accumulated other comprehensive income related to available for sale securities	2,477	944
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,832)	(5,592)
Accumulated other comprehensive loss, net	(3,355)	(4,648)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	66,612	68,753
Total liabilities and stockholders’ equity	$517,410	$589,033

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

  Consolidated Statements of Operations
  (Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Interest and Dividend Income
Loans	$4,998	$5,294	$15,312	$16,483
Loans held for sale	167	106	371	305
Securities	1,189	1,878	3,920	6,194
Federal funds sold	24	31	70	76
Total interest and dividend income	6,378	7,309	19,673	23,058
Interest Expense
Deposits	1,173	2,090	4,155	6,882
Short-term borrowings	5	6	11	24
Long-term borrowings	79	139	284	434
Total interest expense	1,257	2,235	4,450	7,340
Net interest income	5,121	5,074	15,223	15,718
Provision for loan losses	1,610	6,602	4,378	11,710
Net interest income (loss) after provision for loan losses	3,511	(1,528)	10,845	4,008
Noninterest Income
Deposit service charges	165	201	496	623
Other service fees	48	25	123	82
Other income	56	22	97	91
Total other-than-temporary impairment losses
Total impairment loss	(99)	(1,155)	(226)	(1,703)
Loss recognized in other comprehensive income	43	997	95	1,490
Net impairment loss recognized in earnings	(56)	(158)	(131)	(213)
Net gains on sale of securities	—	—	—	153
Gains on sale of assets	391	19	433	134
Total noninterest income	604	109	1,018	870
Noninterest Expense
Compensation and employee benefits	2,460	2,715	7,216	7,654
Equipment	239	249	742	751
Occupancy and premises	311	749	1,291	1,817
Data processing	133	187	571	565
Federal deposit insurance	250	450	930	1,457
Professional services	364	535	1,352	1,572
Telephone and data communications	117	134	368	424
Insurance	218	147	524	511
Write downs and losses on assets	—	353	1,012	1,107
Other expense	636	827	1,685	2,071
Total noninterest expense	4,728	6,346	15,691	17,929
Loss from continuing operations before income taxes	(613)	(7,765)	(3,828)	(13,051)
Income tax expense	—	—	—	—
Loss from continuing operations	(613)	(7,765)	(3,828)	(13,051)
Discontinued Operations:
Pretax income from discontinued operations	—	—	379	—
Income tax expense	—	—	—	—
Income from discontinued operations	—	—	379	—
Net Loss	(613)	(7,765)	(3,449)	(13,051)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(613)	$(7,765)	$(3,449)	$(13,051)
Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.03)	$(0.43)	$(0.21)	$(0.72)
Discontinued operations	—	—	$0.02	—
Net loss	$(0.03)	$(0.43)	$(0.19)	$(0.72)
Diluted:
Loss from continuing operations	$(0.03)	$(0.43)	$(0.21)	$(0.72)
Discontinued operations	—	—	0.02	—
Net loss	$(0.03)	$(0.43)	$(0.19)	$(0.72)
Weighted average shares-basic	18,127,892	18,127,892	18,127,892	18,127,892
Weighted average shares-diluted	18,127,892	18,127,892	18,127,892	18,127,892

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock					Accumulated Other
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except share data)
Balance at January 1, 2010	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(1,386)	—	(1,386)
Change in unrealized losses on securities available for sale	—	—	—	—	—	3,506	—	3,506
Net realized gains on available for sale securities	—	—	—	—	—	(153)	—	(153)
Net loss	—	—	—	—	(13,051)	—	—	(13,051)
Total comprehensive loss								(11,084)
Reversal of stock option compensation due to stock option forfeitures	—	—	—	(167)	—	—	—	(167)
Balance at September 30, 2010	18,346,391	$18,346	$51,000	$158,515	$(149,672)	$(4,216)	$(529)	$73,444

Balance at January 1, 2011	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings	—	—	—	—	—	(240)	—	(240)
Change in unrealized losses on securities available for sale	—	—	—	—	—	1,533	—	1,533
Net loss	—	—	—	—	(3,449)	—	—	(3,449)
Total comprehensive loss								(2,156)
Stock option expense	—	—	—	15	—	—	—	15
Balance at September 30, 2011	18,346,391	$18,346	$51,000	$158,473	$(157,323)	$(3,355)	$(529)	$66,612

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

  Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,828)	$(13,051)
Net income from discontinued operations	379	—
Net loss	(3,449)	(13,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	29	62
Depreciation and other amortization	184	17
Provision for loan losses	4,378	11,710
Net decrease in loans held for sale	2,826	6,841
Gains on sale of assets	(433)	(134)
Net gain on sale of securities	—	(153)
Write down and losses on assets	1,012	1,107
Impairment loss on investment securities	131	213
Decrease (increase) in interest receivable and other assets	458	(212)
Decrease in accrued interest payable and other liabilities	(1,057)	(699)
Net cash provided by operating activities	4,079	5,701
Cash Flows from Investing Activities
Maturities of securities available for sale	6,207	5,155
Proceeds from sale of securities available for sale	—	1,107
Repayments of mortgage-backed securities available for sale	26,281	36,931
Net decrease in other investments	50	68
Net decrease in loans	44,999	32,082
Proceeds from sale of other real estate owned	1,123	814
Premises and equipment expenditures	(99)	(714)
Net cash provided by investing activities	78,561	75,443
Cash Flows from Financing Activities
Decrease in deposits	(60,489)	(52,884)
Net decrease in short-term borrowings	(2,916)	(1,211)
Repayment of long-term borrowings	(5,000)	(5,000)
Net cash used in financing activities	(68,405)	(59,095)
Net increase in cash and cash equivalents	14,235	22,049
Cash and cash equivalents, beginning of period	27,267	35,735
Cash and cash equivalents, end of period	$41,502	$57,784
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense	$4,745	$7,630
Income taxes	(64)	182
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	3,914	5,815
Transfer of loans to loans held for sale	—	4,715
Transfer loans held for sale to foreclosed properties	—	186

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s (“CIB Marine” or “Company”) 2010 Annual Report on Form 10-K (“2010 Form 10-K”). References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter and nine-month periods ended September 30, 2011 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated.

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

CIB Marine’s wholly-owned subsidiary bank, CIBM Bank (“Bank”), is under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restricting lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, the development of a management plan and implementation of its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily and sustainably resolved.

At September 30, 2011 and December 31, 2010, CIB Marine’s capital ratios were above the minimum levels required by the Written Agreement. At September 30, 2011 and December 31, 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of September 30, 2011. See also Note 8-Stockholders’ Equity.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

Significant Accounting Policies

A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable incurred losses in the loan portfolio in accordance with U.S. GAAP. Any changes in impairment on loans, including loans evaluated based on the present value of cash flow, are charged against the allowance for loan losses or as an additional provision for loan losses.

The calculation of the allowance for loan losses is revised based on management’s review of relevant environmental factors and economic conditions, including borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; industry conditions; effects of change in credit concentrations; and off-balance sheet positions. National and local economic conditions affecting interest rates, government spending, production, unemployment, real estate values, vacancy rates for residential and commercial properties factor into the Company’s judgment regarding any subjective adjustments for each portfolio segment that may be warranted.

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

Generally, the Bank requires a LTV ratio of 80% of the lesser of cost or appraised value for owner-occupied transactions. A borrower’s ability to repay is analyzed and policy calls for a minimum ongoing cash flow to debt service requirement of 1.20 to 1, although many loans exceed this. A board approved list of licensed commercial real estate appraisers is maintained. Each appraisal is scrutinized in an effort to ensure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual business and personal financial statements. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. In addition, loan amortization terms may be approved for up to a maximum number of months depending on the type of credit but not greater than 360 months for any loan, and maturity dates are generally five years or less, although exceptions are made. When the maturity term is less than the amortization term, the loan generally has a balloon payment due at the end of the term.

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

Subprime Loans. Consistent with the Company’s loan policy, none of the residential real estate loans, home equity loans, purchased home equity pools or other consumer loans include sub-prime originated loans (i.e. loans originated with a Fair Isaac Corporation (“FICO”) score less than 640). A limited amount (less than 10%) of residential real estate, home equity and purchased home equity pools were originated with FICO scores between 640 and 660 but none of these were originated with an LTV above 100% and other credit conditions were required to be met.

Purchased Home Equity Pools. At such time that the purchased home equity pools were acquired in 2006 and 2007, the underlying loans were newly originated with current FICO scores and appraised values, and were performing and not past due. Based on CIB Marine’s analysis at time of purchase, there were no identifiable incurred losses for any of the loans and full contractual payment was expected (consistent with the premium paid to acquire the loans). As a result, it was determined that the acquired loans individually or on a pool basis did not indicate evidence of credit deterioration and as such Accounting Standards Codification (“ASC”) 310-30 did not apply at the dates of acquisition. In determining the appropriateness under U.S. GAAP of the reserve level, probable incurred losses that are reasonably estimable are calculated using loss rates derived from recent experience of delinquent loans charge-offs and loss rates assigned to performing loans. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. The guidance, among other things, requires new disclosures on the roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance for the disclosure on the roll forward activities for Level 3 fair value measurements became effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings (“TDRs”). Banks will now need to consider all available evidence when evaluating whether a loan modification is a TDR. In addition to the required new disclosures, the guidance provides criteria to evaluate if a TDR exists based on whether (1) the restructuring constitutes a concession by the creditor, and (2) the debtor is experiencing financial difficulty. This new guidance was applied retrospectively to restructurings occurring after the beginning of the year and the disclosures became effective with this reporting period. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

Note 2-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at September 30, 2011 and December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2011
U.S. government agencies	$7,013	$141	$—	$7,154
States and political subdivisions	28,695	1,830	461	30,064
Trust preferred collateralized debt obligations	8,310	—	4,975	3,335
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	28,015	1,559	—	29,574
Residential mortgage-backed securities (non-agencies (1))	26,827	151	1,600	25,378
Total securities available for sale	$99,010	$3,681	$7,036	$95,655
December 31, 2010
U.S. government agencies	$12,527	$389	$—	$12,916
States and political subdivisions	29,306	984	842	29,448
Trust preferred collateralized debt obligations	8,359	—	5,374	2,985
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	43,106	2,081	—	45,187
Residential mortgage-backed securities (non-agencies (1))	38,078	266	2,152	36,192
Total securities available for sale	$131,526	$3,720	$8,368	$126,878

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Securities available for sale with a carrying value of $55.5 million and $74.1 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window advances, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,250	$7,391
Due after one year through five years	9,346	9,948
Due after five years through ten years	15,102	15,494
Due after ten years	12,470	7,870
	44,168	40,703
Residential mortgage-backed securities (agencies)	28,015	29,574
Residential mortgage-backed securities (non-agencies)	26,827	25,378
Total securities available for sale	$99,010	$95,655

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2011
States and political subdivisions	$—	$—	$2,003	$461	$2,003	$461
Trust preferred collateralized debt obligations	—	—	3,335	4,975	3,335	4,975
Residential mortgage-backed securities (non-agencies)	4,460	49	11,614	1,551	16,074	1,600
Total securities with unrealized losses	$4,460	$49	$16,952	$6,987	$21,412	$7,036
Securities without unrealized losses					74,243
Total securities					$95,655

December 31, 2010
States and political subdivisions	$5,553	$842	$—	$—	$5,553	$842
Trust preferred collateralized debt obligations	—	—	2,985	5,374	2,985	5,374
Residential mortgage-backed securities (non-agencies)	1,495	48	23,898	2,104	25,393	2,152
Total securities with unrealized losses	$7,048	$890	$26,883	$7,478	$33,931	$8,368
Securities without unrealized losses					92,947
Total securities					$126,878

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at September 30, 2011, because CIB Marine does not intend to sell the investment nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at quarter end or prior, except for the following: (1) seven residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.1 million and $0.2 million credit-related OTTI recognized during the first nine months of 2011 and 2010, respectively, and (2) two trust preferred collateralized debt obligations with no credit-related OTTI recognized during the first nine months of 2011 and 2010.

There were no sales of securities available for sale during the first nine months of 2011. Proceeds from the sales of securities available for sale during the first nine months of 2010 totaled $1.1 million and CIB Marine realized a $0.2 million gain on the sale.

Net unrealized losses on investment securities at September 30, 2011 were $3.4 million compared to $4.6 million at December 31, 2010. At September 30, 2011, trust preferred collateralized debt obligations accounted for $5.0 million in net unrealized losses. The remaining securities had net unrealized gains of $1.6 million at September 30, 2011.

Trust Preferred Collateralized Debt Obligations. At September 30, 2011, CIB Marine held trust preferred collateralized debt obligations (“TPCDOs”) of $8.6 million par value with an amortized cost of $8.3 million and fair value of $3.3 million. The fair value of those securities was $3.0 million at December 31, 2010. To a limited extent those securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section. All the TPCDOs have collateral pools and are not single-issuer securities. Preferred Term Securities, LTD (“PreTSLs”) 27 A-1 and 28 A-1 are the most senior classes where all other classes issued in those pools are subordinated to them, and PreTSLs 23 C-FP and 26 B-1 are mezzanine or subordinated classes - but not the most deeply subordinated classes of securities in their pools.

Due to uncertainties related to timing and amounts of future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26 TPCDOs, CIB Marine considers them to be OTTI and has previously recorded $0.2 million total-to-date credit-related OTTI and placed them on nonaccrual status. There has been no new credit-related OTTI for the quarter or nine months ending September 30, 2011. Further deterioration in the financial industry beyond what is currently expected could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $5.0 million of unrealized loss recorded in the accumulated other comprehensive income (“AOCI”) at September 30, 2011 is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. For CIB Marine’s holdings in PreTSL 23 and 26 at September 30, 2011, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of those securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date. Taken in combination with expected future deferrals and defaults given the deterioration in the financial industry, the two securities are considered to be OTTI. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for the total-to-date credit-related OTTI of $0.2 million. With the exception of the contractual PIK process, the TPCDOs were performing as to full and timely payments at September 30, 2011, as required under the respective contractual arrangements.

To determine whether or not OTTI is evident, the projected cash flows are discounted using the Index Rate plus the original discount margin. The Index Rate for each security is the 3-Month US Dollar LIBOR rate. The discount rates are as follows: LIBOR + 0.73% for PreTSL 23 C-FP, LIBOR + 0.56% for PreTSL 26 B-1, LIBOR + 0.30% for PreTSL 27 A-1 and LIBOR + 0.90% for PreTSL 28 A-1. Other key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.5% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, or a recovery rate of 15%, and prepayment speeds of approximately 1% per annum. All current defaults are applied a loss severity of 100%, or a recovery rate of 0%, and all current deferrals are applied a loss severity of 85%, or a recovery rate of 15%, with a two to five year recovery lag and all future deferral or default events are considered to be defaults with a two year recovery lag and loss severity of 85%, or a recovery rate of 15%.

The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable. The higher the ratio the more collateral protection against future credit loss and the lower the ratio the greater the probability of future loss. A negative ratio does not necessarily mean there will be a loss since a class may be senior to other classes and have priority over the collateral and related payments, and payment waterfall mechanisms are designed to correct the deficiency over time with sufficient performance from the underlying collateral. The table below shows the affects of class seniority in the coverage ratio and the amount of additional collateral defaults that would be required to break the yield of the class after accounting for the affects of the payment waterfalls on a class through maturity of the class. These payment waterfall mechanisms are used in the analyses to determine the amount of credit-related OTTI, if any.

Additional information related to the TPCDOs and related OTTI as of September 30, 2011 is provided in the table below:

	PreTSL 23	PreTSL 26	PreTSL 27	PreTSL 28
	(Dollars in thousands)
Class	C-FP	B-1	A-1	A-1
Seniority	Mezzanine	Mezzanine	Senior	Senior
Amortized cost	$747	$3,846	$1,836	$1,881
Fair value	95	594	1,300	1,346
Unrealized loss	(652)	(3,252)	(536)	(535)
Total Credit-Related OTTI Recognized in Earnings (1)	(66)	(103)	—	—
Moody’s /S&P /Fitch Ratings	C/NR/C	Ca/NR/CC	Baa3/CCC/BB	Baa3/CCC/BB
Percent of Current Deferrals and Defaults to Total Collateral Balances	28%	28%	28%	25%
Break in Yield (2)	11	21	38	37
Coverage (3)	(21)	(19)	17	23
Number of issues in performing collateral	92	48	33	39
Percent of expected deferrals & defaults to performing collateral (4)	11%	11%	11%	11%
Percent of excess subordination to performing collateral (5)	(15%)	(4%)	45%	51%

(1)	Total OTTI recognized in earnings and AOCI reflect results since the acquisition date of the securities by CIB Marine.

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

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security. At September 30, 2011, CIB Marine had Non-agency MBS holdings of $27.9 million par value with a fair value of $25.4 million, down from holdings at December 31, 2010 of $39.3 million par value with a fair value of $36.2 million. The decline of $11.4 million in par value was primarily due to the repayment of principal.

At September 30, 2011, securities with a par value of $19.2 million and unrealized losses of $1.5 million were below investment grade compared to securities with a par value of $26.1 million and unrealized losses of $1.9 million at December 31, 2010. The decline of $6.9 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through September 30, 2011 have all been timely and in full except for two securities with credit-related OTTI, where payments received have been timely but with amounts reduced by losses previously recognized as credit-related OTTI where subordinated tranches are no longer able to absorb the loss. The table below displays the current composition of the Non-agency MBS portfolio as of September 30, 2011, based on the lowest credit rating assigned by any of the rating agencies.

Total Residential Mortgage-Backed Securities (non-agency) Credit Ratings
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$5,421	$5,389	$124
AA	1,223	1,176	(2)
A	2,108	2,097	(78)
BB or below (1)	19,173	18,165	(1,493)
Total	$27,925	$26,827	$(1,449)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

CIB Marine does not intend to sell nor is it more likely than not that it will be required to sell any of its Non-agency MBS before recovery of their amortized cost bases, which may be at maturity. For seven Non-agency MBS, credit-related OTTI is evident and $0.1 million has been recognized in earnings during the first nine months of 2011 and $0.5 million during the year ended December 31, 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determines that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for September 30, 2011 included annualized prepayment speeds ranging between 5.5% and 12.0%, future cumulative default rates ranging between 22% and 51%, weighted average loss severity rates ranging between 45% and 57%, and resulting future cumulative collateral loss rates ranging between 10% and 29%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At September 30, 2011
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit-related OTTI Recognized in Earnings	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (2)	Range of Mean Original LTVs (2)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Investment Grade	$—	$—	$—	$—	NA	NA	NA	NA
Below Investment Grade (1)	10,312	8,972	(1,152)	(1,340)	10 – 35%	64 - 72%	2005-2006	0 – 9%
Total	$10,312	$8,972	$(1,152)	$(1,340)	10 – 35%	64 - 72%	2005-2006	0 – 9%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
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

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the three- and nine-month periods ended September 30, 2011 and 2010:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,265	$658	$1,190	$603
Additions for the amount related to credit loss for which an OTTI was not previously recognized	0	145	11	170
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security nor is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	56	13	120	43
End of period balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,321	$816	$1,321	$816

Note 3- Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$43,809	12.1%	$53,971	13.0%
Commercial real estate	223,957	61.8	240,491	58.0
Construction and development	17,795	4.9	35,816	8.6
Residential real estate	16,532	4.6	16,005	3.9
Home equity	34,231	9.5	38,896	9.4
Purchased home equity pools	23,664	6.5	26,975	6.5
Other consumer	2,327	0.6	2,620	0.6
Gross loans	362,315	100.0%	414,774	100.0%
Deferred loan costs	959		1,004
Loans	363,274		415,778
Allowance for loan losses	(15,461)		(14,645)
Loans, net	$347,813		$401,133

The following table presents the aging of the recorded investment in past due loans at September 30, 2011 and December 31, 2010:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$5,156	$—	$—	$5,156	$38,074	$43,230
Commercial real estate:
Owner occupied	—	—	—	—	56,572	56,572
Non-owner occupied	1,391	—	—	1,391	152,320	153,711
Construction and development	23	—	—	23	9,899	9,922
Residential real estate:
Owner occupied	—	515	—	515	11,164	11,679
Non-owner occupied	—	—	—	—	4,250	4,250
Home equity	282	140	—	422	32,811	33,233
Purchased home equity pools	911	427	—	1,338	22,326	23,664
Other consumer	—	—	—	—	2,327	2,327
Deferred loan costs	22	3	—	25	934	959
Total	$7,785	$1,085	$—	$8,870	$330,677	$339,547

Nonaccrual Loans
Commercial	$—	$—	$513	$513	$66	$579
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	264	—	11,170	11,434	2,240	13,674
Construction and development	—	—	2,921	2,921	4,952	7,873
Residential real estate:
Owner occupied	—	363	105	468	135	603
Non-owner occupied	—	—	—	—	—	—
Home equity	53	13	55	121	877	998
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$317	$376	$14,764	$15,457	$8,270	$23,727

Total loans
Commercial	$5,156	$—	$513	$5,669	$38,140	$43,809
Commercial real estate:
Owner occupied	—	—	—	—	56,572	56,572
Non-owner occupied	1,655	—	11,170	12,825	154,560	167,385
Construction and development	23	—	2,921	2,944	14,851	17,795
Residential real estate:
Owner occupied	—	878	105	983	11,299	12,282
Non-owner occupied	—	—	—	—	4,250	4,250
Home equity	335	153	55	543	33,688	34,231
Purchased home equity pools	911	427	—	1,338	22,326	23,664
Other consumer	—	—	—	—	2,327	2,327
Deferred loan costs	22	3	—	25	934	959
Total	$8,102	$1,461	$14,764	$24,327	$338,947	$363,274

	At December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$90	$—	$—	$90	$51,313	$51,403
Commercial real estate:
Owner occupied	—	—	—	—	58,061	58,061
Non-owner occupied	4,617	—	—	4,617	162,058	166,675
Construction and development	2,267	—	—	2,267	21,023	23,290
Residential real estate:
Owner occupied	239	121	—	360	10,901	11,261
Non-owner occupied	—	—	—	—	3,430	3,430
Home equity	413	282	—	695	36,938	37,633
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$7,805	$1,008	$—	$8,813	$373,539	$382,352

Nonaccrual Loans
Commercial	$—	$17	$215	$232	$2,336	$2,568
Commercial real estate:
Owner occupied	—	—	—	—	6,433	6,433
Non-owner occupied	—	110	6,545	6,655	2,667	9,322
Construction and development	2,925	1,281	5,654	9,860	2,666	12,526
Residential real estate:
Owner occupied	55	48	30	133	1,180	1,313
Non-owner occupied	—	—	1	1	—	1
Home equity	101	—	472	573	690	1,263
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$3,081	$1,456	$12,917	$17,454	$15,972	$33,426

Total Loans
Commercial	$90	$17	$215	$322	$53,649	$53,971
Commercial real estate:
Owner occupied	—	—	—	—	64,494	64,494
Non-owner occupied	4,617	110	6,545	11,272	164,725	175,997
Construction and development	5,192	1,281	5,654	12,127	23,689	35,816
Residential real estate:
Owner occupied	294	169	30	493	12,082	12,575
Non-owner occupied	—	—	1	1	3,429	3,430
Home equity	514	282	472	1,268	37,628	38,896
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$10,886	$2,464	$12,917	$26,267	$389,511	$415,778
Although total past due loans decreased overall, nonaccrual loans past due greater than 90 days increased by $1.8 million from December 31, 2010 to September 30, 2011, primarily due to deterioration in the commercial real estate non-owner occupied loan segment. Nonaccrual loans that are not past due often represent loans with deep collateral depreciation, and significantly deteriorated financial condition with weakened guarantors, where applicable, but have been able to make payments or bring loans current.

The following table lists information on nonaccrual, restructured and certain past due loans:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual-loans	$23,727	$33,426
Nonaccrual-loans held for sale	734	1,112
Restructured loans accruing	10,838	5,544
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$579	$2,568
Commercial real estate:
Owner occupied	—	6,433
Non-owner occupied	13,674	9,322
Construction and development	7,873	12,526
Residential real estate:
Owner occupied	603	1,313
Non-owner occupied	—	1
Home equity	998	1,263
Total	$23,727	$33,426

Nonaccrual loans decreased $9.7 million from December 31, 2010 to September 30, 2011, primarily due to charge-offs and improvements in construction and development and commercial loans, offset by increases in the commercial real estate non-owner occupied class. Most nonaccrual loans are considered to be impaired. However, in 2011, there has been an increase in the amount of troubled debt restructurings that are accounted for as impaired loans that have experienced improved performance and have met the criteria to restore to accrual status thereby accounting for the increased difference between impaired and nonaccrual loans.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$16,684	$24,536
Impaired loans with a specific allowance	23,850	12,507
Total impaired loans	$40,534	$37,043
Specific allowance related to impaired loans	$5,369	$3,877

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Average recorded investment in total impaired loans	$42,068	$50,534	$41,420	$50,789
Gross income that would have been recognized had such loans been performing in accordance with their original terms	469	492	1,391	1,460
Interest income recognized on total impaired loans	53	13	193	36

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2011 and December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment for the Quarter Ended	Average Recorded Investment for the Nine Months Ended	Interest Income Recognized for the Quarter Ended	Interest Income Recognized for the Nine Months Ended
	(Dollars in thousands)
September 30, 2011
With no related allowance:
Commercial	$492	$190	$—	$265	$277	$—	$19
Commercial real estate:
Owner occupied	—	—	—	3,136	4,756	—	—
Non-owner occupied	13,065	10,483	—	9,021	7,474	11	17
Construction and development	11,278	5,290	—	6,508	9,671	—	43
Residential real estate:
Owner occupied	339	339	—	343	414	1	1
Non-owner occupied	—	—	—	—	—	—	—
Home equity	298	298	—	278	290	—	—
Purchased home equity pools	—	—	—	—	—	—	—
Other consumer	84	84	—	87	94	—	—
	$25,556	$16,684	$—	$19,638	$22,976	$12	$80

With an allowance recorded:
Commercial	$337	$337	$101	$1,256	$1,706	$—	$9
Commercial real estate:
Owner occupied	4,440	4,440	460	2,220	1,110	18	18
Non-owner occupied	14,497	14,244	4,221	14,036	11,514	21	75
Construction and development	2,289	2,289	284	2,289	1,313	—	—
Residential real estate:
Owner occupied	428	424	62	427	542	—	6
Non-owner occupied	—	—	—	—	—	—	—
Home equity	1,674	1,674	159	1,737	1,780	2	5
Purchased home equity pools	434	434	76	457	470	—	—
Other consumer	8	8	6	8	9	—	—
	24,107	23,850	5,369	22,430	18,444	41	113

Total	$49,663	$40,534	$5,369	$42,068	$41,420	$53	$193

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized for the Year Ended
	(Dollars in thousands)
December 31, 2010
With no related allowance:
Commercial	$654	$352	$—	$288	$—
Commercial real estate:
Owner occupied	8,953	6,423	—	7,063	—
Non-owner occupied	7,506	4,280	—	3,963	18
Construction and development	20,872	12,494	—	20,564	70
Residential real estate:
Owner occupied	616	616	—	749	7
Non-owner occupied	—	—	—	532	—
Home equity	267	267	—	163	—
Purchased home equity pools	—	—	—	—	—
Other consumer	104	104	—	66	—
	$38,972	$24,536	$—	$33,388	$95

With an allowance recorded:
Commercial	$2,190	$2,190	$1,028	$2,408	$—
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	7,392	7,140	2,541	8,939	—
Construction and development	—	—	—	759	—
Residential real estate:
Owner occupied	845	841	121	841	11
Non-owner occupied	—	—	—	—	—
Home equity	1,843	1,843	131	1,285	—
Purchased home equity pools	483	483	49	411	—
Other consumer	10	10	7	9	—
	12,763	12,507	3,877	14,652	11

Total	$51,735	$37,043	$3,877	$48,040	$106

Impaired loans increased $3.5 million from December 31, 2010 to September 30, 2011, primarily attributable to deterioration in the commercial real estate, non-owner occupied class.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$14,965	$15,696	$14,645	$16,240
Charge-offs	(4,155)	(7,440)	(8,285)	(14,245)
Recoveries	3,041	305	4,723	1,458
Net loan charge-offs	(1,114)	(7,135)	(3,562)	(12,787)
Provision for loan losses	1,610	6,602	4,378	11,710
Balance at end of period	$15,461	$15,163	$15,461	$15,163
Allowance for loan losses as a percentage of loans	4.26%	3.65%	4.26%	3.65%

A summary of the changes in the allowance for loan losses by portfolio segment for the periods ended September 30, 2011 and 2010 is as follows.

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Balance at beginning of quarter	$2,208	$8,376	$1,104	$313	$943	$1,972	$49	$14,965
Provision for loan losses	(721)	2,942	540	27	418	(1,605)	9	1,610
Charge-offs	—	(2,037)	(1,203)	—	(333)	(571)	(11)	(4,155)
Recoveries	4	84	336	—	10	2,607	—	3,041
Balance at September 30, 2011	$1,491	$9,365	$777	$340	$1,038	$2,403	$47	$15,461

Balance at beginning of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision for loan losses	(1,346)	5,659	884	(10)	847	(1,658)	2	4,378
Charge-offs	—	(4,230)	(1,316)	(1)	(715)	(2,009)	(14)	(8,285)
Recoveries	146	470	336	—	50	3,721	—	4,723
Balance at September 30, 2011	$1,491	$9,365	$777	$340	$1,038	$2,403	$47	$15,461

Allowance for loan losses at September 30, 2011:
Ending balance individually evaluated for impairment	$101	$4,681	$284	$62	$159	$76	$6	$5,369
Ending balance collectively evaluated for impairment	1,390	4,684	493	278	879	2,327	41	10,092

Loans at September 30, 2011:
Ending balance individually evaluated for impairment	$527	$29,167	$7,579	$763	$1,972	$434	$92	$40,534
Ending balance collectively evaluated for impairment	43,282	194,790	10,216	15,769	32,259	23,230	2,235	321,781

Balance at beginning of quarter	$2,842	$8,814	$765	$412	$793	$2,006	$64	$15,696
Provision for loan losses	500	309	4,457	(71)	339	1,066	2	6,602
Charge-offs	(361)	(1,654)	(3,669)	—	(366)	(1,388)	(2)	(7,440)
Recoveries	42	67	—	—	24	172	—	305
Balance at September 30, 2010	$3,023	$7,536	$1,553	$341	$790	$1,856	$64	$15,163

Balance at beginning of year	$2,771	$6,579	$1,454	$454	$1,058	$3,861	$63	$16,240
Provision for loan losses	1,015	3,235	5,327	(111)	587	1,615	42	11,710
Charge-offs	(811)	(3,125)	(5,228)	(2)	(911)	(4,124)	(44)	(14,245)
Recoveries	48	847	—	—	56	504	3	1,458
Balance at September 30, 2010	$3,023	$7,536	$1,553	$341	$790	$1,856	$64	$15,163

Allowance for loan losses at December 31, 2010:
Ending balance individually evaluated for impairment	$1,028	$2,541	$—	$121	$131	$49	$7	$3,877
Ending balance collectively evaluated for impairment	1,663	4,925	873	230	725	2,300	52	10,768

Loans at December 31, 2010:
Ending balance individually evaluated for impairment	$2,542	$17,843	$12,494	$1,457	$2,110	$483	$114	$37,043
Ending balance collectively evaluated for impairment	51,429	222,648	23,322	14,548	36,786	26,492	2,506	377,731

The allowance for loan losses increased $0.8 million from December 31, 2010 to September 30, 2011 primarily due to an increase in allowances for the commercial real estate segment as a result of deterioration in credit quality and increased charge-offs. Total loan balances declined by $52.5 million for the same period as a result of reduced lending activity and declines in all segment balances except for residential real estate.

Troubled Debt Restructurings

The Company has allocated $1.9 million and $1.7 million of specific reserves to customers whose loan terms have been modified as TDR at September 30, 2011 and December 31, 2010, respectively. The Company has no additional lending commitments at September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. TDRs on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history.

At September 30, 2011, there were $16.5 million of TDR loans, of which $5.7 million were classified as nonaccrual and $10.8 million were classified as restructured loans and accruing. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

In accordance with new accounting guidance, the following tables show the modifications for TDRs made during the quarter and for the nine months ended September 30, 2011, and TDRs for which there were payment defaults during the periods on modifications made during the prior twelve months:

Modifications
	Quarter Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Troubled Debt Restructuring
Commercial	—	$—	$—	—	$—	$—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	5	4,797	3,813	5	4,797	3,813
Construction and development	1	294	294	1	294	294
Residential real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Home equity	3	483	483	7	644	644
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
	9	$5,574	$4,590	13	$5,735	$4,751

Modifications
	Quarter Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings that Subsequently Defaulted
Commercial	—	$—	—	$—
Commercial real estate:
Owner occupied	—	—	—	—
Non-owner occupied	1	915	2	1,025
Construction and development	—	—	—	—
Residential real estate:
Owner occupied	1	7	1	7
Non-owner occupied	—	—	—	—
Home equity	—	—	—	—
Purchased home equity pools	—	—	—	—
Other consumer	—	—	—	—
	2	$922	3	$1,032

Credit Quality Indicators

CIB Marine categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. CIB Marine analyzes commercial, commercial real estate and construction and development loans individually by classifying the loans as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through quarterly monitoring of the portfolio, annual internal credit reviews for loans greater than $1 million at the time of refinance or TDR and annual independent loan reviews that sample a majority of loan balances targeted to higher risk and higher concentrated areas of the portfolio. CIB Marine has engaged knowledgeable outside vendors approved by the board of directors to perform loan reviews annually, with the most recent having been performed during the third quarter of 2011. Management compares the results of such reviews to its own internal analysis and utilizes the results in support of current credit risk ratings and classifications. CIB Marine uses the following definitions for credit risk ratings:

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

At September 30, 2011 and December 31, 2010 and based on the most recent analysis performed as of those dates, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard-Accrual	Substandard-Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
September 30, 2011
Commercial	$32,686	$9,695	$849	$579	$—	$43,809
Commercial real estate:
Owner occupied	50,642	146	5,784	—	—	56,572
Non-owner occupied	129,014	13,443	11,254	13,674	—	167,385
Construction and development	7,862	1,767	293	7,873	—	17,795
Residential real estate:
Owner occupied	10,342	322	1,015	498	105	12,282
Non-owner occupied	4,217	33	—	—	—	4,250
Home equity	32,001	399	832	944	55	34,231
Purchased home equity pools	15,357	—	8,307	—	—	23,664
Other consumer	2,065	254	8	—	—	2,327
	$284,186	$26,059	$28,342	$23,568	$160	362,315
Deferred loan costs						959
Total						$363,274

December 31, 2010
Commercial	$39,301	$11,902	$200	$2,568	$—	$53,971
Commercial real estate:
Owner occupied	56,627	1,036	398	6,433	—	64,494
Non-owner occupied	131,700	22,541	12,434	9,322	—	175,997
Construction and development	19,429	673	3,188	12,526	—	35,816
Residential real estate:
Owner occupied	10,309	344	608	1,283	30	12,574
Non-owner occupied	3,430	—	—	—	1	3,431
Home equity	35,977	567	1,089	791	472	38,896
Purchased home equity pools	16,979	—	9,996	—	—	26,975
Other consumer	2,203	302	115	—	—	2,620
	$315,955	$37,365	$28,028	$32,923	$503	414,774
Deferred loan costs						1,004
Total						$415,778

Substandard-nonaccrual loans decreased primarily due to charge-offs and improvements in quality in the commercial, construction and development and commercial real estate owner occupied segments partially offset by deterioration in the commercial real estate non-owner occupied class. Substandard-accrual and special mention loans decreased primarily as loans in commercial real estate non-owner occupied segment migrated to substandard-nonaccrual.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.1 million and $1.3 million at September 30, 2011 and December 31, 2010, respectively.

Note 4-Other Real Estate Owned

A summary of other real estate owned (“OREO”) is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$7,772	$2,812	$5,314	$830
Transfer of loans at net realizable value to OREO	33	3,751	3,914	5,815
Transfer of loans held for sale at net realizable value to OREO	—	186	—	186
Sale proceeds	(514)	(814)	(1,123)	(814)
Gain from sale of OREO	—	19	39	19
Write down and losses on sales of OREO	—	(95)	(853)	(177)
Balance at end of period	$7,291	$5,859	$7,291	$5,859

Net expenses from operations of OREO, gains/losses on disposals and write downs of properties were nominal and $0.3 million for the quarters ended and $0.8 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively. The OREO balance increased during the first nine months of 2011 due to increased foreclosure activity related to commercial real estate and construction and development loans.

Note 5- Company Held For Disposal

At September 30, 2011 and December 31, 2010, assets and liabilities of a company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly-owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution.

During the second quarter of 2011, Canron distributed payment of $0.4 million to the Company which was reported as pretax income from discontinued operations on the income statement. Final distributions are expected during 2011. At both September 30, 2011 and December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 6-Short-term Borrowings

The following is a summary of short-term borrowings:

	September 30, 2011		December 31, 2010
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Securities sold under repurchase agreements	$9,608	0.21%	$9,961	0.21%
Treasury, tax, and loan note	237	0.00	2,800	0.00
Total short-term borrowings	$9,845	0.20%	$12,761	0.16%

Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement, among other things, requires CIB Marine to obtain Federal Reserve Bank approval before incurring additional borrowings.

Note 7-Long-term Borrowings

Long-term borrowings of $5.0 million and $10.0 million at September 30, 2011 and December 31, 2010, respectively, consisted of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings are fixed-rate borrowings collateralized by residential mortgage-backed securities. CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The maximum collateral margin available for the qualifying residential mortgage-backed securities pledged as collateral is between 66% and 96% of market value, depending on the type of collateral. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $10.9 million and $17.8 million at September 30, 2011 and December 31, 2010, respectively. These assets consisted of securities with a fair value of $11.9 million and $19.1 million at September 30, 2011 and December 31, 2010, respectively. As a result, additional borrowings available at the FHLBC at September 30, 2011 and December 31, 2010 were $5.9 million and $7.8 million, respectively.

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

At both September 30, 2011 and December 31, 2010, CIB Marine was subject to the Written Agreement it entered into with the Federal Reserve Bank. Among other items, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization.

At both September 30, 2011 and December 31, 2010, CIBM Bank was under a Consent Order with the FDIC and its state banking regulator. The Consent Order, among other things, requires CIBM Bank to maintain a minimum Tier 1 leverage ratio of 10% and maintain a minimum total risk-based capital ratio of 12%. At September 30, 2011 and December 31, 2010, CIBM Bank’s Tier 1 leverage and risk-based capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence, the Company was considered to be classified as adequately-capitalized under the regulatory definitions. The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted earlier, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the quantitative level required to be considered “well capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2011
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$75,682	16.92%	$35,784	8.00%
CIBM Bank (1)	63,874	14.48	35,293	8.00	$44,116	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$69,967	15.64%	$17,892	4.00%
CIBM Bank	58,237	13.20	17,647	4.00	$26,470	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$69,967	12.93%	$21,651	4.00%
CIBM Bank (1)	58,237	10.91	21,346	4.00	$26,683	5.00%

December 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,965	15.47%	$41,360	8.00%
CIBM Bank (1)	67,891	13.36	40,655	8.00	$50,819	10.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,401	14.20%	$20,680	4.00%
CIBM Bank	61,438	12.09	20,327	4.00	$30,491	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$73,401	11.80%	$24,875	4.00%
CIBM Bank (1)	61,438	10.04	24,486	4.00	$30,608	5.00%

(1)
Pursuant to the Consent Order, CIBM Bank is required to maintain a Tier 1 leverage capital ratio of at least 10% and a total risk based capital ratio of 12%; as of September 30, 2011 and December 31, 2010, this is equivalent to Tier 1 capital of $53.4 million and $61.2 million and total capital of $52.9 million and $61.0 million, respectively.

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

Note 9-Earnings (Loss) per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loss from continuing operations	$(613)	$(7,765)	$(3,828)	$(13,051)
Income from discontinued operations	—	—	379	—
Net loss	(613)	(7,765)	(3,449)	(13,051)
Preferred stock dividends	—	—	—	—
Net loss attributable to common stockholders	$(613)	$(7,765)	$(3,449)	$(13,051)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344	18,135,344	18,135,344
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892	18,127,892	18,127,892
Effect of dilutive stock options outstanding	—	—	—	—
Basic	18,127,892	18,127,892	18,127,892	18,127,892
Assumed conversion of Series B preferred to common	—	—	—	—
Diluted	18,127,892	18,127,892	18,127,892	18,127,892

Income (loss) per share :
Basic loss from continuing operations	$(0.03)	$(0.43)	$(0.21)	$(0.72)
Discontinued operations	—	—	0.02	—
Basic net loss	(0.03)	(0.43)	(0.19)	(0.72)

Diluted loss from continuing operations	(0.03)	(0.43)	(0.21)	(0.72)
Discontinued operations	—	—	0.02	—
Diluted net loss	$(0.03)	$(0.43)	$(0.19)	$(0.72)
Options to purchase 445,771 and 492,141 shares of common stock for the quarters and 449,495 and 610,190 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At September 30, 2011 and 2010, the assumed conversion of Series B preferred stock represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B preferred stock was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted loss per share for the periods ending September 30, 2011 and 2010.

Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to extend credit:
Fixed	$1,492	$1,160
Variable	30,189	34,951
Standby letters of credit	1,886	2,040

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

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $1.9 million and $2.1 million with a weighted average term of approximately 12 months and 11 months at September 30, 2011 and December 31, 2010, respectively.

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

Note 11-Fair Value

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2011
Assets
U.S. government agencies	$7,154	$—	$7,154	$—
States and political subdivisions	30,064	—	30,064	—
Trust preferred securities collateralized debt obligations	3,335	—	—	3,335
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	29,574	—	29,574	—
Residential mortgage-backed securities (non-agencies)	25,378	—	25,378	—
Total	$95,655	$—	$92,320	$3,335

December 31, 2010
Assets
U.S. government agencies	$12,916	$—	$12,916	$—
States and political subdivisions	29,448	—	29,448	—
Trust preferred securities collateralized debt obligations	2,985	—	—	2,985
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	45,187	—	45,187	—
Residential mortgage-backed securities (non-agencies)	36,192	—	36,192	—
Total	$126,878	$—	$123,893	$2,985

The decrease in Level 2 assets since year end 2010 was primarily attributable to $26.3 million in repayments of mortgage-backed securities during the first nine months of 2011. The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available for Sale Securities
Balance at beginning of period	$3,508	$3,491	$2,985	$3,662
Total gains or losses (realized/unrealized)
Included in other comprehensive income	(167)	(317)	370	(474)
Settlements	(6)	(7)	(20)	(21)
Balance at end of period	$3,335	$3,167	$3,335	$3,167
The amount of total gains or losses for the period included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$(167)	$(317)	$370	$(474)

The following tables present information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and December 31, 2010.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Quarter Ended September 30, 2011	Total Gains (Losses) for the Nine Months Ended September 30, 2011
	(Dollars in thousands)
September 30, 2011
Assets
Loans held for sale:
Commercial real estate	$1,342	$—	$—	$1,342	$381	$381
Construction and development	2,803	—	—	2,803	—	(38)
Impaired loans (1):
Commercial	190	—	190	—	704	839
Commercial real estate	7,008	—	7,008	—	(762)	(2,125)
Construction and development	3,745	—	3,745	—	(31)	(144)
Residential real estate	79	—	79	—	—	18
Home equity	256	—	256	—	—	(72)
Purchased home equity pools	—	—	—	—	—	—
Other consumer	86	—	86	—	—	—
Total impaired loans	11,364	—	11,364	—	(89)	(1,484)
Other real estate owned:
Commercial	100	—	100	—	—	—
Commercial real estate	—	—	—	—	—	(178)
Construction and development	5,832	—	5,832	—	—	(636)
Residential real estate	1,359	—	1,359	—	—	—
Total	$22,800	$—	$18,655	$4,145	$292	$(1,955)

(1)
Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for September 30, 2011. Total impaired loans at September 30, 2011 were $40.5 million.

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

	Loans Held for Sale	Other Equity Investments
	(Dollars in thousands)

Quarter Ended September 30, 2011
Balance at beginning of period	$6,221	$—
Write down	—	—
Gain on sale	381	—
Settlements	(2,457)	—
Balance at September 30, 2011	$4,145	$—

Nine Months Ended September 30, 2011
Balance at January 1, 2011	$6,628	$65
Write down	(38)	(65)
Gain on sale	381	—
Settlements	(2,826)	—
Balance at September 30, 2011	$4,145	$—

Gains and losses (realized and unrealized), included in earnings for the quarters and nine months ended September 30, 2011 and 2010 above are reported in other revenues as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$—	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	(167)	(317)	370	(474)

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

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial real estate loans, is estimated based on indicative and general sale price levels for commercial real estate loans of similar quality and current prices for similar residential real estate loans offered by mortgage correspondent banks. Residential real estate loans originated as held for sale are valued using predominantly Level 2 inputs, including loan prices as provided by correspondent mortgage banks which are closely correlated with broader market prices for newly-originated residential real estate loans subject to Fannie Mae underwriting guidelines. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

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

The table below summarizes fair value of financial assets and liabilities at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$41,502	$41,502	$27,267	$27,267
Loans held for sale	4,145	4,145	6,628	6,628
Securities available for sale	95,655	95,655	126,878	126,878
Loans, net	347,813	331,561	401,133	378,832
Accrued interest receivable	1,821	1,821	2,293	2,293
Financial liabilities:
Deposits	433,038	436,563	493,527	497,639
Short-term borrowings	9,845	9,845	12,761	12,761
Long-term borrowings	5,000	5,177	10,000	10,413
Accrued interest payable	410	410	705	705

	September 30, 2011			December 31, 2010
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit:
Fixed	$1,492	$—	$—	$1,160	$—	$—
Variable	30,189	—	—	34,951	—	—
Standby letters of credit	1,886	(1)	(1)	2,040	(4)	(4)

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

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s (“FHFA”) approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both September 30, 2011 and December 31, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of September 30, 2011, and its changes in financial condition and results of operations for the quarters and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2010 Form 10-K.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, include but are not limited to, the risk factors set forth below:

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

Allowance for Loan Losses. CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances that it is maintained in accordance with U.S. GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

CIB Marine evaluates certain commercial, commercial real estate and construction and development loans individually for impairment as required by the FASB. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, TDR loans and other loans identified by management as being impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction and development loans over $350,000 and all TDR loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. The specific reserve is determined as excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date. The carrying value of the loan reflects reductions, if any, from prior charge-offs. The purchased home equity pool loans are evaluated based on historical charge-off data, past due information, and other environmental factors concerning the real estate market. CIB Marine’s policy is to charge-off these loans once they become 90 days or more past due. Loans, including all other residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned credit risk grade and the general collateral type. A loss rate reflecting the reasonably estimable probable incurred losses valuated collectively for impairment in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.

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

Measurement of Fair Value. A portion of CIB Marine’s assets and liabilities are carried at fair value on the consolidated balance sheets, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable U.S. GAAP. These include CIB Marine’s available for sale securities and other equity securities. The estimation of fair value also affects certain other loans held for sale, which are not recorded at fair value but at the lower of cost or market. The determination of fair value is important for certain other assets, including impaired loans, and OREO that are periodically evaluated for impairment using fair value estimates.

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

Results of Operations

Results of Operations- Summary

Net loss from continuing operations for the third quarter of 2011 was $0.6 million, or an improvement of $7.2 million compared to the net loss of $7.8 million for the third quarter of 2010. Net loss from continuing operations for the first nine months of 2011 was $3.8 million, or an improvement of $9.3 million compared to the net loss of $13.1 million for the first nine months of 2010. The reduction in the net loss between periods was primarily due to a reduction in the provision for loan losses and lower noninterest expense. The third quarter 2011 provision for loan losses was $5.0 million lower than the third quarter of 2010, and the first nine months of 2011 was $7.3 million lower than the first nine months of 2010 due primarily to an improvement in credit quality and recoveries in the purchased home equity pools. In addition, CIB Marine recognized $0.4 million in net income from discontinued operations due to a distribution from Canron during the second quarter of 2011.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.
Selected Unaudited Consolidated Financial Data

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Selected Statements of Operations Data
Interest and dividend income	$6,378	$7,309	$19,673	$23,058
Interest expense	1,257	2,235	4,450	7,340
Net interest income	5,121	5,074	15,223	15,718
Provision for loan losses	1,610	6,602	4,378	11,710
Net interest income after provision for loan losses	3,511	(1,528)	10,845	4,008
Noninterest income (1)	604	109	1,018	870
Noninterest expense	4,728	6,346	15,691	17,929
Loss from continuing operations before income taxes	(613)	(7,765)	(3,828)	(13,051)
Income tax expense	—	—	—	—
Net loss from continuing operations	(613)	(7,765)	(3,828)	(13,051)
Net income from discontinued operations	—	—	379	—
Net loss	$(613)	$(7,765)	$(3,449)	$(13,051)
Common Share Data
Basic and diluted loss from continuing operations	$(0.03)	$(0.43)	$(0.21)	$(0.72)
Basic and diluted income from discontinued operations	—	—	0.02	—
Net loss	(0.03)	(0.43)	(0.19)	(0.72)
Dividends	—	—	—	—
Book value per share	$0.36	$0.74	$0.36	$0.74
Weighted average shares outstanding-basic and diluted	18,127,892	18,127,892	18,127,892	18,127,892
Financial Condition Data
Total assets excluding assets of company held for disposal	$516,340	$637,641	$516,340	$637,641
Loans	363,274	415,207	363,274	415,207
Allowance for loan losses	(15,461)	(15,163)	(15,461)	(15,163)
Securities available for sale	95,655	142,063	95,655	142,063
Deposits	433,038	536,587	433,038	536,587
Borrowings	14,845	24,361	14,845	24,361
Stockholders’ equity	66,612	73,444	66,612	73,444
Financial Ratios and Other Data
Performance ratios:
Net interest margin (2)	3.84%	3.14%	3.66%	3.13%
Net interest spread (3)	3.58	2.81	3.37	2.78
Noninterest income to average assets (4)	0.45	0.03	0.24	0.14
Noninterest expense to average assets	3.49	3.86	3.72	3.53
Efficiency ratio (5)	82.59	123.82	96.61	109.09
Loss on average assets (6)	(0.45)	(4.72)	(0.91)	(2.57)
Loss on average equity (7)	(3.61)	(38.09)	(7.51)	(20.94)
Asset quality ratios:
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	9.51%	10.61%	9.51%	10.61%
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total assets (8)	8.11	7.83	8.11	7.83
Allowance for loan losses to total loans	4.26	3.65	4.26	3.65
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	44.73	34.42	44.73	34.42
Net charge-offs annualized to average loans	1.18	6.69	1.22	3.87
Capital ratios:
Total equity to total continuing assets	12.90%	11.52%	12.90%	11.52%
Total risk-based capital ratio	16.92	15.94	16.92	15.94
Tier 1 risk-based capital ratio	15.64	14.67	15.64	14.67
Leverage capital ratio	12.93	11.89	12.93	11.89
Other data:
Number of employees (full-time equivalent)	130	158	130	158
Number of banking facilities	14	17	14	17

(1)
Noninterest income from continuing operations includes pretax gains on investment securities of $0.2 million for the nine months ended September 30, 2010. There were no securities sold during 2011 or in the third quarter of 2010.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$98,931	$1,185	4.79%	$149,970	$1,875	5.00%
Tax-exempt	152	2	5.26	228	3	5.26
Total securities available for sale	99,083	1,187	4.79	150,198	1,878	5.00
Loans held for sale (1)	5,520	167	12.00	7,375	106	5.70
Loans (1)(2):
Commercial	45,460	551	4.81	51,202	646	5.01
Commercial real estate (3)	252,815	2,923	4.59	286,366	3,362	4.66
Consumer	75,468	1,524	8.01	85,590	1,286	5.96
Total loans	373,743	4,998	5.31	423,158	5,294	4.96
Federal funds sold, reverse repo and interest-earning due from banks	39,518	24	0.24	51,088	31	0.24
Federal Home Loan Bank Stock	11,555	2	0.07	11,555	—	—
Total interest-earning assets	529,419	6,378	4.79	643,374	7,309	4.52
Noninterest-earning assets
Cash and due from banks	6,665			7,701
Premises and equipment	4,804			5,380
Allowance for loan losses	(14,991)			(14,032)
Accrued interest receivable and other assets	11,744			10,581
Total noninterest-earning assets	8,222			9,630
Total assets	$537,641			$653,004

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$29,484	$18	0.24%	$33,022	$27	0.32%
Money market	145,972	210	0.57	118,588	284	0.95
Other savings deposits	13,741	12	0.35	9,622	5	0.21
Time deposits (3)	207,543	933	1.78	334,544	1,774	2.10
Total interest-bearing deposits	396,740	1,173	1.17	495,776	2,090	1.67
Borrowings-short-term	9,586	5	0.21	9,675	6	0.25
Borrowings-long-term	7,446	79	4.21	13,000	139	4.24
Total borrowed funds	17,032	84	1.96	22,675	145	2.54
Total interest-bearing liabilities	413,772	1,257	1.21	518,451	2,235	1.71
Noninterest-bearing demand deposits	53,426			49,772
Accrued interest and other liabilities	3,097			3,901
Stockholders’ equity	67,346			80,880
Total liabilities and stockholders’ equity	$537,641			$653,004
Net interest income and net interest spread (1)(4)		$5,121	3.58%		$5,074	2.81%
Net interest-earning assets	$115,647			$124,923
Net interest margin (1)(5)			3.84%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.28			1.24

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$107,931	$3,903	4.82%	$163,938	$6,185	5.03%
Tax-exempt	152	6	5.26	229	9	5.24
Total securities available for sale	108,083	3,909	4.82	164,167	6,194	5.03
Loans held for sale (1)	6,059	371	8.19	8,719	305	4.68
Loans (1)(2):
Commercial	48,352	1,737	4.80	59,615	2,207	4.95
Commercial real estate (3)	264,438	9,311	4.71	292,322	10,205	4.67
Consumer	77,755	4,264	7.33	89,966	4,071	6.05
Total loans	390,545	15,312	5.24	441,903	16,483	4.99
Federal funds sold, reverse repo and interest-earning due from banks	40,106	70	0.23	44,438	76	0.23
Federal Home Loan Bank Stock	11,555	11	0.13	11,555	—	—
Total interest-earning assets	556,348	19,673	4.73	670,782	23,058	4.59
Noninterest-earning assets
Cash and due from banks	7,071			9,744
Premises and equipment	4,898			5,153
Allowance for loan losses	(14,849)			(15,335)
Accrued interest receivable and other assets	10,394			7,876
Total noninterest-earning assets	7,514			7,438
Total assets	$563,862			$678,220

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$31,134	$60	0.26%	$32,743	$79	0.32%
Money market	146,415	783	0.72	114,672	840	0.98
Other savings deposits	12,150	28	0.31	9,524	14	0.20
Time deposits (3)	231,709	3,284	1.89	361,287	5,949	2.20
Total interest-bearing deposits	421,408	4,155	1.32	518,226	6,882	1.78
Borrowings-short-term	7,814	11	0.19	8,817	24	0.36
Borrowings-long-term	9,139	284	4.15	13,842	434	4.19
Total borrowed funds	16,953	295	2.33	22,659	458	2.70
Total interest-bearing liabilities	438,361	4,450	1.36	540,885	7,340	1.81
Noninterest-bearing demand deposits	53,977			49,735
Accrued interest and other liabilities	3,340			4,279
Stockholders’ equity	68,184			83,321
Total liabilities and stockholders’ equity	$563,862			$678,220
Net interest income and net interest spread (1)(4)		$15,223	3.37%		$15,718	2.78%
Net interest-earning assets	$117,987			$129,897
Net interest margin (1)(5)			3.66%			3.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.27			1.24

(1)	Balance totals include respective nonaccrual assets.

(2)	Interest earned on loans includes a nominal amount of amortized loan costs for both the quarters and nine months ended September 30, 2011 and 2010.

(3)	Interest rates and amounts include the effects of derivatives entered into for interest rate risk management and accounted for as fair value hedges.

(4)	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.

(5)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Net interest income increased $0.1 million, or 0.9%, from $5.0 million in the third quarter of 2010 to $5.1 million in the third quarter of 2011. Net interest income decreased $0.5 million, or 3.1%, from $15.7 million in the first nine months of 2010 to $15.2 million in the first nine months of 2011. The increase in the third quarter was mainly attributable to improved loan yields and reduced average costs of deposits, and the decrease for the first nine months was mainly attributable to the continued decline in the volume of earning assets.

Total interest income decreased $0.9 million, or 12.7%, from $7.3 million in the third quarter of 2010 to $6.4 million in the third quarter of 2011. The decrease was due to a $0.7 million, or 36.8%, decrease in interest income on securities and a $0.3 million, or 5.6%, decrease in interest income on loans during the third quarter of 2011 compared to the same period 2010. The decrease in interest income on the securities resulted primarily from a $51.1 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $49.4 million reduction in average loan balances, partially offset by a 35 basis point improvement in loan yields due in part to declining nonaccrual loan balances and one-time recoveries of interest on previously charged-off purchased home equity loans of $0.2 million during the third quarter of 2011 compared to the third quarter of 2010.

Total interest income decreased $3.4 million, or 14.7%, from $23.1 million in the first nine months of 2010 to $19.7 million in the first nine months of 2011. The decrease was due to a $2.3 million, or 36.9% decrease in interest income on securities and a $1.2 million, or 7.1%, decrease in interest income on loans during the first nine months of 2011 compared to the same period 2010. The decrease in interest income on the securities resulted primarily from a $56.1 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $51.4 million reduction in average loan balances, partially offset by a 25 basis point improvement in loan yields due in part to declining nonaccrual loan balances and one-time recoveries of interest on previously charged-off purchased home equity loans of $0.3 million.

Total interest expense decreased $1.0 million, or 43.8%, from $2.2 million in the third quarter of 2010 to $1.2 million in the third quarter of 2011. The decrease was primarily due to a $0.8 million, or 47.4%, reduction in interest expense on time deposits. This decrease was due to a 32 basis point decline in average interest costs paid on time deposits and a $127.0 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposits and corresponding securities and interest-bearing due from bank balances to reduce total assets as part of its capital management plan in a manner consistent with its liquidity and interest rate risk management strategies. In addition, this planned reduction was due to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term, as well as the limited lending opportunities in the local geographies.

Total interest expense decreased $2.9 million, or 39.4%, from $7.3 million in the first nine months of 2010 to $4.4 million in the first nine months of 2011. The decrease was primarily due to a $2.7 million, or 44.8%, decrease in interest expense on time deposits. This decrease was due to a 31 basis point decline in average interest costs paid on time deposits and due to a $129.6 million strategic reduction in average balances for time deposits.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 70 basis points from 3.14% during the third quarter of 2010 to 3.84% during the third quarter of 2011 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities increased 77 basis points during the same period. During the first nine months of 2011, the net interest margin increased significantly by 53 basis points from 3.13% during the first nine months of 2010 to 3.66% and its net interest spread increased 59 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits. Average yields of interest-earning assets increased 27 basis points and average cost of interest-bearing liabilities decreased 50 basis points for the third quarter of 2011 compared to the same period in 2010. Average yield of interest-earning assets increased 14 basis points and average cost of interest-bearing liabilities decreased 45 basis points for the first nine months of 2011 compared to the first nine months of 2010.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended September 30, 2011 Compared to				Nine Months Ended September 30, 2011 Compared to
	Quarter Ended September 30 2010 (1)				Nine Months Ended September 30, 2010 (1)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(614)	$(76)	$(690)	(36.8)%	$(2,035)	$(247)	$(2,282)	(36.9)%
Securities-tax-exempt	(1)	—	(1)	(33.3)	(3)	—	(3)	(33.3)
Total securities	(615)	(76)	(691)	(36.8)	(2,038)	(247)	(2,285)	(36.9)
Loans held for sale	(32)	93	61	57.5	(113)	179	66	21.6
Commercial	(70)	(25)	(95)	(14.7)	(406)	(64)	(470)	(21.3)
Commercial real estate	(389)	(50)	(439)	(13.1)	(981)	87	(894)	(8.8)
Consumer	(165)	403	238	18.5	(599)	792	193	4.7
Total loans (including fees)	(624)	328	(296)	(5.6)	(1,986)	815	(1,171)	(7.1)
Federal funds sold, reverse repo and interest-bearing due from banks	(7)	—	(7)	(22.6)	(7)	1	(6)	(7.9)
Federal Home Loan Bank Stock	—	2	2	—	—	11	11	—
Total interest income	(1,278)	347	(931)	(12.7)	(4,144)	759	(3,385)	(14.7)
Interest Expense
Interest-bearing demand deposits	(3)	(6)	(9)	(33.3)	(4)	(15)	(19)	(24.1)
Money market	56	(130)	(74)	(26.1)	201	(258)	(57)	(6.8)
Other savings deposits	3	4	7	140.0	5	9	14	100.0
Time deposits	(600)	(241)	(841)	(47.4)	(1,920)	(745)	(2,665)	(44.8)
Total deposits	(544)	(373)	(917)	(43.9)	(1,718)	(1,009)	(2,727)	(39.6)
Borrowings-short-term	—	(1)	(1)	(16.7)	(3)	(10)	(13)	(54.2)
Borrowings-long-term	(59)	(1)	(60)	(43.2)	(146)	(4)	(150)	(34.6)
Total borrowed funds	(59)	(2)	(61)	(42.1)	(149)	(14)	(163)	(35.6)
Total interest expense	(603)	(375)	(978)	(43.8)	(1,867)	(1,023)	(2,890)	(39.4)
Net interest income	$(675)	$722	$47	0.9%	$(2,277)	$1,782	$(495)	(3.1)%

(1)
Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses is predominantly a function of the Company’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The provision for loan losses was $1.6 million and $6.6 million for the quarters, and $4.4 million and $11.7 million for the nine months ended September 30, 2011 and 2010, respectively.

During the first nine months of 2011, the provision for loan losses continued to be adversely affected by the deteriorated market conditions for real estate and, in particular, the commercial real estate loan segment, where an additional provision of $5.7 million was made compared to $3.2 million during the same period in 2010. Offsetting this additional provision were reversals in the provision for the purchased home equity pools due to the level of recoveries received, and in the commercial segment due to improved classifications and reduced volume of $1.7 million and $1.3 million, respectively. There can be no certainty as to whether the Company will experience improved credit quality or recoveries during future quarters so as to permit the Company to record further reversals of the provision, or whether additional provisions may be required.

Although several segments have shown improvement in provisions in 2011 relative to last year, as shown in the accompanying tables and Note 3-Loans and Allowance for Loan Losses in Part I, Item 1 of this report, classified and nonaccrual loan volumes continue to be elevated and the deteriorated real estate markets and tepid jobs recovery continues to adversely affect the Bank’s borrowers.

Noninterest Income

Noninterest income increased $0.5 million from $0.1 million for the quarter ended September 30, 2010 to $0.6 million for the quarter ended September 30, 2011. This third quarter increase was primarily due to a $0.4 million gain on sale of assets from the sale of loans held for sale during 2011. Noninterest income increased $0.1 million from $0.9 million for the nine months ended September 30, 2010 to $1.0 million for the nine months ended September 30, 2011. The increase for the first nine month of 2011 compared to the same period in 2010 was also primarily due to the $0.3 million increase in gain on sale of assets which was mostly offset by a $0.2 million decrease in gain on sale of securities.

Noninterest Expense

Total noninterest expense decreased $1.6 million, from $6.3 million for the quarter ended September 30, 2010 to $4.7 million for the quarter ended September 30, 2011. Total noninterest expense decreased $2.2 million from $17.9 million for the nine months ended September 30, 2010 to $15.7 million for the nine months ended September 30, 2011. The decrease in both periods was due to reductions in: compensation and employee benefits resulting from a reduction in full-time equivalent employees at the Company; occupancy and premises expense resulting from lease write-offs for closed offices taken during 2010; FDIC insurance assessments resulting from lower deposit balances and a change made by the FDIC for banks in the assessment base and rate; professional services; write downs and losses on assets; and other expense. During the third quarter of 2010, write downs and losses on assets consisted of $0.2 million in write down of fixed assets, $0.1 million in write down of OREO and $0.1 million of loss on sale of loans held for sale. During the first nine months of 2011, write downs and losses on assets primarily consisted of $0.9 million of OREO compared to $0.2 million of OREO, $0.2 million of fixed assets and $0.6 million of loss on sale of loans held for sale during the first nine months of 2010.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2011 or 2010 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of the Company are not “more likely than not” to be realized.

Financial Condition

Overview

Total assets continued a strategic decline to $517.4 million at September 30, 2011 compared to year-end 2010 total assets of $589.0 million. During 2011 and 2010, CIB Marine and CIBM Bank employed various strategies to reduce and deleverage their balance sheets and maintain their regulatory capital ratios. In addition to reducing securities available for sale by $31.2 million during the first nine months of 2011, total loans also decreased by $52.5 million during the same period. Cash and due from banks increased $14.2 million in the first nine months of 2011 as loans and securities decreased by more than deposits. Total liabilities declined by $69.5 million during the first nine months of 2011, primarily due to the reductions in time deposits of $66.1 million partially offset by increased balances in non-maturing savings deposits.

Securities Available for Sale

Total securities available for sale at September 30, 2011 were $95.7 million, a decrease of $31.2 million, or 24.6%, from $126.9 million at December 31, 2010. The decrease was primarily due to prepayments, repayments and maturities from the existing portfolio.

The net unrealized loss on securities available for sale was $3.4 million at September 30, 2011 compared to $4.6 million at December 31, 2010. The net unrealized losses are mainly in TPCDOs and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At September 30, 2011, 7.5% of the securities portfolio consisted of U.S. government agency securities, 57.5% of mortgage-backed securities and 31.4% of obligations of states and political subdivisions compared to 10.2%, 64.1% and 23.2% at December 31, 2010, respectively. The ratio of total securities to total assets was 18.5% and 21.5% at September 30, 2011 and December 31, 2010, respectively.

Loans Held for Sale

At September 30, 2011 and December 31, 2010, loans held for sale were $4.1 million and $6.6 million, respectively. Loan sales of $2.1 million occurred during the third quarter of 2011 and resulted in recognized gains on sale of $0.4 million. At September 30, 2011, loans held for sale totaling $0.7 million were on nonaccrual status compared to $1.1 million at December 31, 2010.

Loans

Loans, net of the allowance for loan losses, were $347.8 million at September 30 2011, a decrease of $53.3 million or 13.3%, from $401.1 million at December 31, 2010, and represented 67.2% and 68.1% of CIB Marine’s total assets at September 30, 2011 and December 31, 2010, respectively.

Credit Concentrations

At September 30, 2011 and December 31, 2010, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At September 30, 2011 and December 31, 2010, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in thousands)
September 30, 2011
Real estate, rental & leasing	$156.9	43%	236%
Construction	29.1	8	44
Health care & social assistance	22.8	6	34
Accommodation & food services	23.9	7	36

December 31, 2010
Real estate, rental & leasing	$180.0	43%	262%
Construction	37.0	9	54
Health care & social assistance	28.3	7	41
Accommodation & food services	24.6	6	36

Credit Procedures and Review

Home equity loan underwriting guidelines consider, but are not limited to, the following: borrower payment history with the Bank and others, the length and stability of the borrower’s employment, derived debt-to-qualified-income ratio and collateral value. In general, cumulative LTVs are not to exceed 80% and, depending on the ratio of each, the minimum FICO score is 640 and the maximum Debt-to-Income (“DTI”) ratio is 45%. Exceptions may be authorized under the Bank’s loan policy. As a general practice, the Bank does not originate sub-prime home equity loans and lines of credit. Prior to 2009, DTIs of up to 55% or LTVs of up to 100% were acceptable for borrowers that met certain other criteria. Home equity lines of credit are revolving lines with five year draw periods with variable rates indexed to the prime lending rate. Home equity term loans are fixed rate with amortization terms of up to 30 years and maturity dates of up to 15 years.

In addition to regulatory and on-going internal monitoring of credits, when a loan has deteriorated to a credit risk category of special mention or worse, credit administration increases scrutiny of the overall credit and collateral analysis. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result, the credit risk rating is reviewed and an impairment reserve may be established, or if the loan is deemed collateral dependent, a portion of the outstanding loan balance may be charged off if that portion is deemed uncollectible. In the case of commercial real estate collateral, an independent third party appraisal may be ordered from a Board of Directors-approved appraiser list to determine if there has been any change in the underlying collateral value. These independent appraisals are typically reviewed as a matter of practice by a trained appraisal reviewer for the Company and may be adjusted depending upon market conditions. An appraisal is generally ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed alternate valuation methodology is prepared.

In calculating the fair value of collateral for collateral-dependent loans, which is used in determining the adequacy of the allowance for loan losses, CIB Marine discounts the appraised value by up to 20% depending on the age of the appraisal and market conditions, then adjusts that net valuation further for selling expenses in measuring impairment. In addition, the appropriateness of appraisals that are more than six months old is considered in evaluating impairment for collateral dependent loans. Items considered in determining the appropriateness of adjustments to appraisals include further recent market deterioration, the property type and condition, and other valuations or sales of comparable properties. If these loans are on nonaccrual status, greater emphasis is placed on liquidation value as a basis for identifying potential impairment. CIB Marine continuously re-assesses the timeliness and propriety of appraisals for collateral dependent loans. The Company uses a variety of sources, such as recent sales of loans and sales of OREO, to validate the collateral values used to determine the amount of loss exposure at the measurement date.

CIB Marine has engaged knowledgeable outside vendors, approved by the Board of Directors, to perform loan reviews annually, with the most recent review having been performed during the third quarter of 2011. Management compares the results of such reviews to its own internal analysis and utilizes the results in support of current credit risk ratings and classifications.

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

At September 30, 2011, the allowance for loan losses was $15.5 million or 4.26% of total loans compared to $14.6 million, or 3.52% of total loans at December 31, 2010. The increase since year end 2010 is primarily attributable to a $1.9 million increase in the allowance for commercial real estate loans caused by an increase in provisions for deteriorated credit, offset by smaller reductions in the allowance for commercial loans and construction and development loans as a result of reduced balances and reduced Special Mention and Substandard loans in these categories as shown in the accompanying tables and Note 3-Loans and Allowance for Loan Losses in Part I, Item 1 of this report. The allowance for loan losses, excluding any allowance for purchased home equity pools, increased $0.8 million from December 31, 2010 to September 30, 2011 and the ratio of the allowance for loan losses to total loans, excluding the purchased home equity pools, increased to 3.86% from 3.17% over the same period.

The allowance for loan losses for the purchased home equity loan pools was $2.4 million or 10.2% of remaining balances at September 30, 2011, compared to $2.3 million or 8.7% of remaining balances at December 31, 2010. Both charge-offs and recoveries in the purchased home equity loan pool segment have improved from the third quarter of 2010 to the same period of 2011 with gross charge-offs declining $0.9 million from $1.4 million to $0.5 million, and recoveries increasing $2.4 million from $0.2 million to $2.6 million. For the nine months ended September 30, 2011, recorded recoveries through repurchase of specific individual loans in the pools has been $3.7 million or 68% of the related $5.4 million of previously charged-off principal balances for those specific individual loans in the pools. During the first quarter of 2011, CIB Marine pursued new and additional analyses of the previously charged-off purchased home equity pool loans for potential repurchase by the seller as a result of underwriting and documentation deficiencies and related violations of representations and warranties in the agreements between CIB Marine and the seller of the loans. The recoveries recorded in the first nine months of 2011 were primarily the result of such repurchase activity. The Company expects that it may be able to recover additional amounts of previously charged-off purchased home equity pool loans in the future, however, other than $0.8 million actually received during the month of October 2011, there can be no assurance as to what additional recoveries, if any, may be experienced.

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans measured in similar groups of loans was $10.1 million and $10.8 million at September 30, 2011 and December 31, 2010, respectively, or 3.14% and 2.85% of the respective loan balances. The decrease in amount was attributable to the reduced balances of the loans assessed collectively for impairment due to paydowns, charge-offs and transfers to loans measured individually for impairment. The increase in the allowance percent resulted from a recognition of continued elevated risks in the portfolio. The allowance for individually impaired loans was $5.4 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively, or 13.2% and 10.5% of the respective loan balances. The increase in amount and percent is primarily related to the increase in impaired loans in the commercial real estate segment. The current carrying value of impaired loans at September 30, 2011 is approximately 71% of contractual principal compared to 64% at the end of 2010. At September 30, 2011, the total of the allowance for loan losses for impaired loans plus all prior net charge-offs taken against those impaired loans is $9.1 million, or 24% of contractual principal compared to $18.6 million or 36% at December 31, 2010.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

Total charge-offs and recoveries for the third quarter of 2011 were $4.2 million and $3.0 million, respectively, compared to $7.4 million and $0.3 million, respectively, for the related quarter of 2010. Net charge-offs for commercial real estate loans increased $0.4 million from $1.6 million to $2.0 million while net charge-offs decreased for purchased home equity loan pools by $3.3 million. In addition, net charge-offs of construction and development and commercial loans also declined $2.8 million and $0.3 million, respectively. In addition to improved net charge-offs period-to-period, the reported amount of CIB Marine’s nonaccrual loans improved by $9.7 million from year end 2010, but continues to be elevated as the economy has not fully recovered and unemployment levels continue to be high relative to historical norms.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands
Balance at beginning of period	$14,965	$15,696	$14,645	$16,240
Loans charged-off:
Commercial	—	(361)	—	(811)
Commercial real estate	(2,037)	(1,654)	(4,230)	(3,125)
Construction and development	(1,203)	(3,669)	(1,316)	(5,228)
Residential real estate	—	—	(1)	(2)
Home equity	(333)	(366)	(715)	(911)
Purchased home equity pools	(571)	(1,388)	(2,009)	(4,124)
Other consumer	(11)	(2)	(14)	(44)
Total loans charged-off	(4,155)	(7,440)	(8,285)	(14,245)
Recoveries of loans charged-off:
Commercial	4	42	146	48
Commercial real estate	84	67	470	847
Construction and development	336	—	336	—
Residential real estate	—	—	—	—
Home equity	10	24	50	56
Purchased home equity pools	2,607	172	3,721	504
Other consumer	—	—	—	3
Total loans recoveries	3,041	305	4,723	1,458
Net loans charged-off	(1,114)	(7,135)	(3,562)	(12,787)
Provision for (reversal of) loan losses:
Commercial	(721)	500	(1,346)	1,015
Commercial real estate	2,942	309	5,659	3,235
Construction and development	540	4,457	884	5,327
Residential real estate	27	(71)	(10)	(111)
Home equity	418	339	847	587
Purchased home equity pools	(1,605)	1,066	(1,658)	1,615
Other consumer	9	2	2	42
Total provision for loan losses	1,610	6,602	4,378	11,710
Balance at end of period	$15,461	$15,163	$15,461	$15,163
Ratios
Allowance for loan losses to total loans	4.26%	3.65%	4.26%	3.65%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	44.73	34.42	44.73	34.42
Net charge-offs (recoveries) to average total loans:
Commercial	(0.03)	2.47	(0.40)	1.71
Commercial real estate and construction and development loans	4.43	7.28	2.40	3.43
Residential real estate, home equity and other consumer	(8.95)	7.23	(1.77)	6.71
Total loans	1.18	6.69	1.22	3.87
Recoveries to loans charged-off	73.19	4.10	57.01	10.24

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated.

	September 30, 2011		December 31, 2010
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$1,491	12.1%	$2,691	13.0%
Commercial real estate	9,365	61.8	7,466	58.0
Construction and development	777	4.9	873	8.6
Residential real estate	340	4.6	351	3.9
Home equity	1,038	9.5	856	9.4
Purchased home equity pools	2,403	6.5	2,349	6.5
Other consumer	47	0.6	59	0.6
Total allowance	$15,461	100.0%	$14,645	100.0%

In determining the adequacy of the allowance for loan losses, management considers a number of factors to assess the risk and determine the amount of loan losses in the portfolio at the measurement date. The tables below presents certain statistics that are indicators of credit risk by loan segment and provides some supplemental information that, together with the previous discussion, is intended to assist in obtaining an understanding of the current credit risks that are in each loan portfolio segment.

Commercial	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$43,809	100.0%	12.1%	$53,971	100.0%	13.0%
Nonaccrual	579	1.3	0.2	2,568	4.8	0.6
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	1,491	3.4	0.4	2,691	5.0	0.6
Net charge-offs (recoveries) year-to-date	(146)			671
Provisions to (reduction in) allowance for loan losses year-to-date	(1,346)			591
Allowance for loan losses/nonaccrual loans		257%			105%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		383 (1)			121 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At September 30, 2011, commercial loans were distributed to customers located in Illinois (39%), Indiana (27%), Wisconsin (25%) and Arizona (9%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (56%) and Wisconsin (42%). At December 31, 2010, commercial loans were largely distributed to customers located in Illinois (35%), Wisconsin (34%), Indiana (22%) and Arizona (8%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (84%) and Wisconsin (15%).

Commercial loans decreased during the first nine months of 2011 compared to December 31, 2010. Provision adjustments for commercial loans were negative due to a decline in balances, an increase in recoveries and a decline in impairments on impaired loans for this segment.

Commercial Real Estate	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$223,957	100.0%	61.8%	$240,491	100.0%	58.0%
Nonaccrual	13,674	6.1	3.8	15,755	6.6	3.8
Renegotiated, accrual	9,109	4.1	2.5	3,790	1.6	0.9
Allowance for loan losses	9,365	4.2	2.6	7,466	3.1	1.8
Net charge-offs year-to-date	3,760			3,819
Provisions to allowance for loan losses year-to-date	5,659			4,706
Allowance for loan losses/nonaccrual loans		68%			47%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		293 (1)			137 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At September 30, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (14%) and Indiana (8%). Nonaccrual commercial real estate loans were largely distributed to customers located in Illinois (46%), Florida (28%), Wisconsin (11%), Arizona (9%), and Indiana (6%). At December 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were distributed to customers located in Arizona (67%), Illinois (18%), Wisconsin (10%) and Indiana (5%).

At September 30, 2011, commercial real estate loans comprised owner occupied real estate properties ($56.5 million) and non-owner occupied real estate properties ($167.4 million); with non-owner occupied property loan types concentrated in office space ($47.4 million), retail space ($22.4 million), multifamily residential ($22.6 million), nursing homes and assisted living ($12.2 million), and hospitality ($19.3 million). At December 31, 2010, commercial real estate loans comprised owner occupied real estate properties ($64.5 million) and non-owner occupied real estate properties ($176.0 million); with non-owner occupied property loan types concentrated in office space ($51.8 million), retail space ($27.8 million), multifamily residential ($24.5 million), nursing homes and assisted living ($12.6 million), and hospitality ($14.6 million).

Construction and Development	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$17,795	100.0%	4.9%	$35,816	100.0%	8.6%
Nonaccrual	7,873	44.2	2.2	12,526	35.0	3.0
Renegotiated, accrual	—	—	—	—	—	—
Allowance for loan losses	777	4.4	0.2	873	2.4	0.2
Net charge-offs year-to-date	980			7,367
Provisions to allowance for loan losses year-to-date	884			6,788
Allowance for loan losses/nonaccrual loans		10%			7%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		30 (1)			2,617 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At September 30, 2011, construction and development loans were largely distributed to customers with properties located in Wisconsin (36%), Illinois (28%), Indiana (20%), Nevada (11%) and Arizona (1%). Nonaccrual construction and development loans were largely distributed to customers located in Wisconsin (51%), Nevada (25%) and Indiana (18%). At December 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (20%), Indiana (17%), Nevada (11%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Nevada (31%), Illinois (29%), Wisconsin (26%) and Indiana (12%).

At September 30, 2011, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($13 million) and non-owner occupied construction loans ($4 million) with the majority of the latter concentrated in condominium and townhome property types ($3 million). At December 31, 2010, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($23 million) and non-owner occupied construction loans ($7 million) with the majority of the latter concentrated in condominium and townhome property types ($6 million).

Nonaccrual construction and development loans declined by $4.7 million over the first three quarters of 2011, but increased as a percent of segment balances.

CIB Marine has significantly reduced the construction and development loan portfolio since 2007. At year end 2007, the construction and development portfolio represented approximately 23.5% of total loans outstanding compared to 4.9% of total loans outstanding at September 30, 2011. Most of the decline in balance from December 31, 2010 to September 30, 2011 was due to transfers to other real estate owned and charge-offs. Given market conditions, the amount of the construction and development loan portfolio is expected to continue to decrease.

Residential Real Estate (1-4 Family First Lien)	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$16,532	100.0%	4.6%	$16,005	100.0%	3.9%
Nonaccrual	603	3.6	0.2	1,314	8.2	0.3
Renegotiated, accrual	168	1.0	0.0	171	1.1	0.0
Allowance for loan losses	340	2.1	0.1	351	2.2	0.1
Net charge-offs (recoveries) year-to-date	1			(42)
Reduction in allowance for loan losses year-to-date	(10)			(145)
Allowance for loan losses/nonaccrual loans		56%			27%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		129 (1)			50 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At September 30, 2011 and December 31, 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Wisconsin and Arizona.

Home Equity (Line and Term Loans)	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$34,231	100.0%	9.5%	$38,896	100.0%	9.4%
Nonaccrual	998	2.9	0.3	1,263	3.2	0.3
Renegotiated, accrual	1,035	3.0	0.3	986	2.5	0.2
Allowance for loan losses	1,038	3.0	0.3	856	2.2	0.2
Net charge-offs year-to-date	665			878
Provisions to allowance for loan losses year-to-date	847			674
Allowance for loan losses/nonaccrual loans		104%			68%
Allowance for loan losses/nonaccrual loans less charged down impaired loans		148 (1)			69 (1)

(1)	Nonaccrual loans less those that are impaired and have been fully charged down to their estimated impairment value and have no additional reserves allocated to them at this time.

At September 30, 2011 and December 31, 2010 home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin and Indiana.

Purchased Home Equity Pools	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$23,664	100.0%	6.5%	$26,975	100.0%	6.5%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	434	1.8	0.1	483	1.8	0.1
Allowance for loan losses	2,403	10.2	0.7	2,349	8.7	0.6
Net charge-offs (recoveries) year-to-date	(1,712)			4,204
Provisions to (reductions in) allowance for loan losses year-to-date	(1,658)			2,693
Allowance for loan losses/nonaccrual loans		NA			NA
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA			NA

At such time that these pools were acquired in 2006 and 2007, the loans were newly originated with current FICO scores and appraised values, and were performing and not past due. Based on CIB Marine’s analysis at time of purchase, there were no identifiable incurred losses for any of the loans and full contractual payment was expected (as evidenced by the premium paid to acquire the loans). As a result it was determined that the acquired loans individually or on a pool basis did not indicate evidence of credit deterioration and as such ASC 310-30 did not apply at the dates of acquisition.

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

The allowance for loan losses at September 30, 2011 for the purchased home equity pools approximated the December 31, 2010 reserve balance. Delinquency rates continue to run at elevated levels, losses on delinquent loans have recently increased and economic conditions continue to deteriorate with a depressed housing market and a tepid jobs recovery. Delinquency rates for all loans 27 days or more past due to total loans in this segment were 5.7%, 6.8% and 4.9% at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Residential real estate value growth was projected to be weak during the third quarter of 2011 after improving by 3.6% in the second quarter of 2011, which followed declines of 4.1% during the first quarter of 2011 and 3.5% during the fourth quarter of 2010 (as indicated by the Case-Schiller Quarterly Home Price Index for the United States of America). Using the same source, home prices had declined 1.9% during the third quarter of 2010. In addition, although the unemployment rate (as reported by the U.S. Department of Labor) improved to 9.1% for September 2011 compared to 9.4% at December 2010 and 9.6% at September 2010, the rate continues to be elevated.

At September 30, 2011, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%), Illinois (5%) and Minnesota (4%). At December 31, 2010, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%) and Minnesota (4%).

The purchased home equity pools totaled $23.7 million at September 30, 2011, compared to $27.0 million at December 31, 2010. The reduction in balances during the first nine months of 2011 of $3.3 million resulted from payments of $1.3 million and gross charge-offs of $2.0 million.

Other Consumer	September 30, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$2,327	100.0%	0.6%	$2,620	100.0%	0.6%
Nonaccrual	—	—	—	—	—	—
Renegotiated, accrual	92	4.0	0.0	114	4.4	0.0
Allowance for loan losses	47	2.0	0.0	59	2.3	0.0
Net charge-offs year-to-date	14			43
Provisions to (reductions in) allowance for loan losses year-to-date	2			38
Allowance for loan losses/nonaccrual loans		NA			NA
Allowance for loan losses/nonaccrual loans less charged down impaired loans		NA			NA

At September 30, 2011, other consumer loans were largely distributed to customers located in Wisconsin (36%), Illinois (25%), Indiana (20%) and Arizona (10%). At December 31, 2010, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (19%) and Arizona (11%).

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

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$579	$2,568	$2,546
Commercial real estate	13,674	15,755	15,688
Construction and development	7,873	12,526	19,127
Residential real estate	603	1,314	1,345
Home equity	998	1,263	1,001
Purchased home equity pools	—	—	—
Other consumer	—	—	108
	23,727	33,426	39,815
Loans held for sale	734	1,112	4,900
Total nonaccrual loans	24,461	34,538	44,715
OREO	7,291	5,314	5,859
Total nonperforming assets	$31,752	$39,852	$50,574
Restructured loans accruing (1)
Commercial real estate	$9,109	$3,790	$2,854
Residential real estate	168	171	172
Home equity	1,035	986	659
Purchased home equity pools	434	483	485
Other consumer	92	114	12
	$10,838	$5,544	$4,182

Ratios
Nonaccrual loans to total loans (3)	6.53%	8.04%	9.59%
OREO to total assets (2)	1.41	0.90	0.92
Nonperforming assets to total assets (2) (3)	6.01	6.59	7.16
Nonaccrual loans, restructured loans accruing and loans 90 days or more past due and still accruing to total loans (3)	9.51	9.37	10.61
Nonperforming assets, restructured loans accruing and 90 days or more past due and still accruing loans to total assets (2) (3)	8.11	7.53	7.83

(1)	During 2010, CIB Marine modified its definition of nonperforming assets to exclude accruing restructured loans. Prior periods presented have been adjusted for this reclassification.

(2)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.

(3)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans accruing and 90 days or more past due and still accruing loans.

Information that may be used to determine whether a loan is impaired includes, but is not limited to: (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations. The triggering events or other facts and circumstances that impact the Company’s decision to charge-off all or a portion of a loan, rather than to record a reserve with respect to the loan, are based on similar events or circumstances based on accounting and regulatory guidance.

Commercial real estate and construction and development loans have been the primary contributors to the elevated levels of nonaccrual loans over the past three years. In addition, these loans and purchased home equity pools are the largest contributors to net charge-offs during the past three years. Real estate and construction-related loans continued to make up the majority of CIB Marine’s nonaccrual loans at September 30, 2011 and December 31, 2010. Elevated vacancy rates and depressed real estate values have contributed significantly to the elevated levels of net charge-offs and the increase in the provision for loan losses that CIB Marine experienced over the past three calendar years and the first nine months of 2011. Although tentative, signs of improvement in the economy could indicate a stabilization in the real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans decreased $9.7 million, from $33.4 million at December 31, 2010 to $23.7 million at September 30, 2011. The net decrease in nonaccrual loans was primarily due to a decrease in nonaccrual loans in the construction and development and commercial loan segments. Nonaccrual commercial real estate loans represented 58% and 47% of total nonaccrual loans at September 30, 2011 and December 31, 2010, respectively. The ratio of nonaccrual loans to total loans was 6.5% at September 30, 2011 compared to 8.0% at December 31, 2010. Foregone interest on nonaccrual loans reduced interest income by $0.5 million during each of the third quarters ended September 30, 2011 and 2010 and $1.4 million and $1.5 million during the first nine months of 2011 and 2010, respectively.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At September 30, 2011 and December 31, 2010, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale was 44.7 and 37.6% at September 30, 2011 and December 31, 2010, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 220% and 152% at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, CIB Marine had seven borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $15.6 million, or 65.9%, of nonaccrual loans excluding those held for sale. At December 31, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $25.0 million, or 74.8%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million at September 30, 2011 were geographically distributed as follows:

•	$4.4 million in Illinois consisting of one relationship

•	$4.0 million in Wisconsin consisting of three relationships

•	$3.8 million in Florida consisting of one relationship

•	$2.0 million in Nevada consisting of one relationship

•	$1.4 million in Indiana consisting of one relationship

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

Troubled Debt Restructuring

Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Most often, loans are classified as nonaccrual according to the Company’s nonaccrual policy when restructured as a TDR.

The Company utilizes a multiple note A/B structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes (A & B), where Note A is established at a size and with market terms that provide a reasonable assurance of repayment and of performance with the modified terms based on the borrower’s financial conditions and collateral values, and Note B is established at non-market rates and terms that alleviate the debt service requirements for the borrower and is often, but not always, reclassified as loss and fully charged-off (although still outstanding with the borrower). As a result, the likelihood of performance under the Note A portion is improved, averting further collection or foreclosure action. The charged-off Note B may be recoverable if borrower conditions improve and recoveries are received in the future. Note A may improve in classification with the restructure if the borrower had demonstrated repayment performance and continued performance is expected. If these criteria are not met, then Note A and Note B are placed on or maintained on a non-accrual status, and classification is not improved. If Note B is not fully charged-off, then Note A cannot remain on or be restored to accrual status until such time as the financial conditions with the borrower improves, the borrower is able to bring both loans current for at least six months time and the Bank is able to attain reasonable assurance of repayment and of performance with the modified terms of both Note A and Note B. There are situations where multiple note troubled debt restructures are based on new financial information regarding a borrower of an accrual status loan that has been current with their loan payments for an extended period of time of at least six months, and based on documented credit analysis it is expected to continue to meet the terms of Note A after the loan modification. In these situations Note A may remain on accrual status. Note A and B are classified as troubled debt restructurings initially. If Note A was at a market rate, it may be removed from the troubled debt restructure classification during the year following its compliance with the modified terms and, based on the Company’s evaluation, it is determined that there is a reasonable assurance of repayment and of performance according to the modified terms.

During the third quarter and for the nine months ended September 30, 2011, the Company had restructured $1.4 million in pre-restructured loan balances using multiple notes. Post-restructuring, $0.4 million of those respective balances remained classified but continued on accrual status due to demonstrated repayment performance and reasonable assurance of continued repayment under the modified terms. The remaining $1.0 million of those balances were charged-off. As shown above, for 2011, the Company’s use of the multiple note structure has not been significant, but use of this structure could increase in future periods. During the 2010, the Company restructured $2.6 million in pre-restructured loan balances using multiple notes. Post-restructuring, $1.2 million was classified with the full amount on nonaccrual status (since the restructuring did not result in Note B being fully charged-off) and $1.4 million was charged-off.

The following schedule provides the outstanding balances of CIB Marine’s TDR loans.

Troubled Debt Restructures Migration for the Quarter Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$1,916	$—	$169	$1,007	$480	$99	$3,671
Additions:
New restructured	—	2,918	—	—	37	—	—	2,955
Transfer to accruing	—	6,272	—	—	—	—	—	6,272
Total additions	—	9,190	—	—	37	—	—	9,227
Deductions:
Principal payments	—	(105)	—	(1)	(9)	(46)	(7)	(168)
Net charge-offs	—	(1,892)	—	—	—	—	—	(1,892)
Total deductions	—	(1,997)	—	(1)	(9)	(46)	(7)	(2,060)
Balance September 30, 2011	$—	$9,109	—	$168	$1,035	$434	$92	10,838

Nonaccrual
Balance beginning period	$14	$8,846	$2,255	$179	$706	$—	$—	$12,000
Additions:
New restructured	—	894	294	—	446	—	—	1,634
Deductions:
Principal payments	—	(486)	(964)	(5)	(7)	—	—	(1,462)
Net charge-offs	—	—	(23)	—	(165)	—	—	(188)
Transfer to accruing	—	(6,272)	—	—	—	—	—	(6,272)
Total deductions	—	(6,758)	(987)	(5)	(172)	—	—	(7,922)
Balance September 30, 2011	$14	$2,982	$1,562	$174	$980	$—	$—	$5,712

Total
Balance beginning period	$14	$10,762	$2,255	$348	$1,713	$480	$99	$15,671
Additions:
New restructured	—	3,812	294	—	483	—	—	4,589
Deductions:
Principal payments	—	(591)	(964)	(6)	(16)	(46)	(7)	(1,630)
Net charge-offs	—	(1,892)	(23)	—	(165)	—	—	(2,080)
Total deductions	—	(2,483)	(987)	(6)	(181)	(46)	(7)	(3,710)
Balance September 30, 2011	$14	$12,091	$1,562	$342	$2,015	$434	$92	$16,550

Troubled Debt Restructures Migration for the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$3,790	$—	$171	$986	$483	$114	$5,544
Additions:
New restructured	—	2,917	—	—	37	—	—	2,954
Transfer to accrual	—	6,423	—	—	73	—	—	6,496
Total additions	—	9,340	—	—	110	—	—	9,450
Deductions:
Principal payments	—	(815)	—	(3)	(30)	(49)	(22)	(919)
Net charge-offs	—	(2,282)	—	—	(31)	—	—	(2,313)
Transfer to nonaccrual	—	(924)	—	—	—	—	—	(924)
Total deductions	—	(4,021)	—	(3)	(61)	(49)	(22)	(4,156)
Balance September 30, 2011	$—	$9,109	—	$168	$1,035	$434	$92	10,838

Nonaccrual
Balance beginning period	$16	$10,147	$2,399	$834	$703	$—	$—	$14,099
Additions:
New restructured	—	895	294	—	607	—	—	1,796
Transfer to nonaccrual	—	924	—	—	—	—	—	924
Total additions	—	1,819	294	—	607	—	—	2,720
Deductions:
Principal payments	(2)	(899)	(1,108)	(27)	(18)	—	—	(2,054)
Net charge-offs	—	(1,466)	(23)	—	(239)	—	—	(1,728)
Transfer to OREO	—	(196)	—	(30)	—	—	—	(226)
Transfers to accrual	—	(6,423)	—	—	(73)	—	—	(6,496)
Removed from restructured	—	—	—	(603)	—	—	—	(603)
Total deductions	(2)	(8,984)	(1,131)	(660))	(330)	—	—	(11,107)
Balance September 30, 2011	$14	$2,982	$1,562	$174	$980	$—	$—	$5,712

Total
Balance beginning period	$16	$13,937	$2,399	$1,005	$1,689	$483	$114	$19,643
Additions:
New restructured	—	3,812	294	—	644	—	—	4,750
Deductions:
Principal payments	(2)	(1,714)	(1,108)	(30)	(48)	(49)	(22)	(2,973)
Net charge-offs	—	(3,748)	(23)	—	(270)	—	—	(4,041)
Transfer to OREO	—	(196)	—	(30)	—	—	—	(226)
Removed from restructured	—	—	—	(603)	—	—	—	(603)
Total deductions	(2)	(5,658)	(1,131)	(663)	(318)	(49)	(22)	(7,843)
Balance September 30, 2011	$14	$12,091	$1,562	$342	$2,015	$434	$92	$16,550

Potential Problem Loans

“Potential Problem Loans” are those commercial real estate and construction and development loans classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. The level of commercial, Potential Problem Loans is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. At September 30, 2011, Potential Problem Loans totaled $18.2 million compared to $16.2 million at December 31, 2010. The composition at September 30, 2011 included $17.0 million, $0.3 million and $0.9 million in commercial real estate, construction and development and commercial respectively, compared to $12.8 million, $3.2 million and $0.2 million at December 31, 2010, respectively. Management continues to have heightened levels of concern for the potential pace, magnitude and duration at which commercial purpose loans and related collateral may deteriorate.

Other Real Estate Owned

OREO, which represents foreclosed properties, was $7.3 million and consisted of nine properties at September 30, 2011 compared to $5.3 million and thirteen properties at December 31, 2010. During the first nine months of 2011, CIB Marine transferred five properties totaling $3.9 million from its loan portfolio to OREO and sold nine properties. During the first nine months of 2011, CIB Marine recorded a $0.6 million write down on four properties and a $0.2 million net loss on sale of nine properties located in Arizona and Nevada. At September 30, 2011, OREO was geographically distributed as follows:

•	$1.8 million of undeveloped land in Nevada

•	$1.3 million of a residential property in Wisconsin

•	$0.2 million of undeveloped land in Florida

•	$0.2 million of condominiums in Arizona

•	$3.8 million of improved commercial land in Illinois

Company Held For Disposal

At September 30, 2011 and December 31, 2010, assets and liabilities of a company held for disposal consist entirely of the remaining assets and liabilities of CIB Marine’s wholly-owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution.

During the second quarter of 2011, Canron distributed payment of $0.4 million to the Company and it is reported as pretax income from discontinued operations on the income statement. Final distributions are expected during 2011. At both September 30, 2011 and December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Federal Home Loan Bank Stock

The FHLBC announced on October 3, 2011, that its capital conversion plan had been approved by its regulatory, the FHFA. Under the capital stock conversion plan there CIB Marine’s capital stock holdings in the FHLBC will be exchanged for two classes of stock, redeemable in five years. Under the approved capital conversion plan the FHLBC can repurchase a portion of its excess stock, subject to certain other conditions and approvals, and according to the FHLBC announcement it intends to submit a plan to the FHFA in December of 2011 to begin doing so within six months following the conversion. CIB Marine currently owns $11.6 million carrying value in FHLBC stock and the stock is carried at par. The asset based minimum holding requirement at September 30, 2011, was $1.3 million.

Deposit Liabilities

Total deposits were $433.0 million at September 30, 2011 and $493.5 million at December 31, 2010. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 45.0% at September 30, 2011 and 52.9% at December 31, 2010, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding.

The aggregate amount of time deposits of $100,000 or more at September 30, 2011 and December 31, 2010 was $55.8 million, or approximately 28.6% of time deposits and $75.4 million or 28.9% of total time deposits, respectively. There were no brokered time deposits at September 30, 2011 or December 31, 2010.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $8.0 million from $22.8 million at December 31, 2010, to $14.8 million at September 30, 2011. The decrease was attributable to a reduction of short-term borrowings.

During the first nine months of 2011, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed-income investment securities as collateral for such borrowings.

Liquidity

CIB Marine manages liquidity at two levels: the CIB Marine parent company and the Bank. The management of liquidity at both levels is essential because the parent company and the Bank have different funding needs and sources, and are subject to separate regulatory guidelines and requirements. The Asset-Liability Management Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $27.3 million at December 31, 2010, to $41.5 million at September 30, 2011. This increase was part of CIB Marine’s capital plan to continue to deleverage the balance sheet and shrink total assets thereby improving the capital ratios of CIBM Bank.

Another source of liquidity available to the Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $95.7 million and $126.9 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, $19.9 million pledged liabilities and contingent liabilities were outstanding which included $5.0 million to the FHLBC, $9.6 million to repurchase agreement customers and $5.3 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for the Bank customers by a correspondent bank. Required pledged securities totaled $19.5 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $36.0 million at September 30, 2011 are in excess of pledging requirements and are generally available for pledge release and in many cases provide borrowing availability used by the Bank for managing its liquidity. At December 31, 2010, $27.5 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $25.4 million. In addition, the Bank pledged $12.4 million in commercial real estate loans to provide at least $7.1 million of potential borrowing availability at the federal reserve discount window.

Deposits originating from within CIB Marine’s markets are the Bank’s primary source of funding. Total deposits less brokered and pledged deposits, were $429.3 million and $490.2 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011, the CIB Marine parent company had $2.3 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $3.9 million in cash and due from banks, $4.0 million in loans held for sale, $0.8 million in net loans and $0.3 million in OREO at September 30, 2011. According to the Bank Holding Company Act of 1956, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of the Bank. During 2010, CIB Marine provided $5.3 million in capital to CIBM Bank to support the Bank’s capital position. No capital injections have been made by CIB Marine to the Bank during the first nine months of 2011.

Capital

CIB Marine’s stockholders’ equity was $66.6 million at September 30, 2011 compared to $68.8 million at December 31, 2010. The decrease during the first nine months of 2011 was primarily the result of a net loss of $3.5 million. Additionally, during the first nine months of 2011, stockholders’ equity was positively impacted by a $1.3 million reduction in accumulated other comprehensive loss.

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

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Risk-weighted assets	$447,301	$516,997
Average assets(1)	$541,284	$621,882
Capital components
Stockholders’ equity	$66,612	$68,753
Add: unrealized loss on securities	3,355	4,648
Tier 1 capital	69,967	73,401
Allowable allowance for loan losses	5,715	6,564
Tier 2 and total risk-based capital	$75,682	$79,965

(1)	Average assets as calculated in accordance with FDIC rules and regulations.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2011
Total capital to risk weighted assets	$75,682	16.92%	$35,784	8.00%
Tier 1 capital to risk weighted assets	69,967	15.64	17,892	4.00
Tier 1 leverage to average assets	69,967	12.93	21,651	4.00

December 31, 2010
Total capital to risk weighted assets	$79,965	15.47%	$41,360	8.00%
Tier 1 capital to risk weighted assets	73,401	14.20	20,680	4.00
Tier 1 leverage to average assets	73,401	11.80	24,875	4.00

At September 30, 2011 and December 31, 2010, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank. Among other things, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At September 30, 2011, the Tier 1 leverage ratio was 12.93%, which was above the minimum requirement specified in the Written Agreement. Depending on the overall size of its balance sheet and respective risk weightings for those assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan related credit losses, write downs in loans held for sale or OREO, or non-credit-related OTTI from securities, CIB Marine’s capital ratios could decline in the future.

The Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At September 30, 2011, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.91% and its total capital to risk-weighted asset ratio was 14.48%.

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

Recent Regulatory Developments

The SEC and other regulatory agencies continue to issue new guidance and rules relating to the implementation of the Dodd-Frank Act. While various rules or proposals have been issued, the one with the most significant and immediate impact on CIB Marine and the Bank is the issuance by the FDIC of new rules which redefine the insurance assessment base as required by the Act. The new FDIC rules, issued in February 2011, have the impact of lowering FDIC premiums for the Bank by approximately $0.7 million for the year ended December 31, 2011 as compared with 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2010, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year would be more favorable for the up 200 rate scenario versus up 100 or down 100 or 200.

Repricing Interest Rate Sensitivity Analysis

	September 30, 2011
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$153,109	$26,693	$37,080	$136,218	$10,174	$363,274
Securities available for sale	19,034	11,433	12,893	27,623	24,672	95,655
Loans held for sale	4,145	—	—	—	—	4,145
Due from banks	34,005	—	—	—	—	34,005
Total interest-earning assets	210,293	38,126	49,973	163,841	34,846	497,079
Interest-bearing liabilities:
Time deposits	43,718	23,951	50,281	74,485	2,488	194,923
Savings and interest-bearing demand deposits	184,249	—	—	—	—	184,249
Short-term borrowings	9,845	—	—	—	—	9,845
Long-term borrowings	—	—	5,000	—	—	5,000
Total interest-bearing liabilities	237,812	23,951	55,281	74,485	2,488	394,017
Interest sensitivity gap (by period)	$(27,519)	$14,175	$(5,308)	$89,356	$32,358	$103,062
Interest sensitivity gap (cumulative)	(27,519)	(13,344)	(18,652)	70,704	103,062	103,062
Cumulative gap as a % of total assets	(5.32)%	(2.58)%	(3.61)%	13.67%	19.92%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and LIBOR swap yield curves at September 30, 2011 and December 31, 2010, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis.

	Basis Point Changes
	+200	+100	-100 (1)	-200 (1)
Net interest income change over one year
September 30, 2011	2.93%	(0.57)%	(0.46)%	(1.96)%
December 31, 2010	2.06%	2.96%	(0.71)%	(2.33)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. The Company's disclosure controls are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide a reasonable assurance of achieving the controls' stated goals. Based on their evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v)Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: November 10, 2011	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer