Form 10-K
period 2011-12-31
CIB MARINE BANCSHARES INC
filed 2012-03-23
CIK 861955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

While there is currently no active trading market for shares of CIB Marine’s common stock, the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $1,811,748 (based upon the closing price of $0.10 per share of the registrant's common stock on the OTC "Pink Sheets" as of June 30, 2011). For purposes of this market volume calculation, the registrant assumed that all executive officers and directors (and no other person) qualified as “affiliates;” provided, however, nothing herein shall constitute an admission or any evidence whatsoever, as to affiliate status.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under plan confirmed by a court. Yes ☑ No ☐

As of March 12, 2012, there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof as noted therein.

EXPLANATORY NOTE

This document is intended to speak as of December 31, 2011, except as otherwise noted.

FORM 10-K TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

CIB MARINE

CIB Marine Bancshares, Inc. (“CIB Marine”) is a one-bank holding company with its principal executive offices in Waukesha, Wisconsin, a suburb of Milwaukee. CIB Marine is a corporation formed under the laws of the State of Wisconsin in 1999. At December 31, 2011, CIB Marine owned and operated CIBM Bank, a commercial banking organization with offices in Illinois, Wisconsin and Indiana.

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

Markets Served

At December 31, 2011, CIB Marine and CIBM Bank served the central Illinois, greater Milwaukee and greater Indianapolis geographic markets or regions. The Arizona branch was closed during 2011, but loans generated by that branch continue to be serviced by CIB Marine. CIBM Bank had 13 banking facilities with total assets of $500.2 million, loans of $356.8 million and total deposits of $431.1 million at December 31, 2011. The commercial lending, commercial real estate and construction and development segments (collectively referred to as the “Commercial Segments”) comprise approximately 80% of the total loan balance at December 31, 2011.

Services are provided in person at CIBM Bank’s offices in its markets discussed above and electronically using CIBM Bank’s internet banking services.

Nonbank Subsidiaries

At December 31, 2011, CIB Marine has one wholly-owned nonbanking subsidiary, CIB Marine Capital, LLC (“CIB Marine Capital”) that had ceased operations during 2003 and is in the process of winding down. A former nonbank subsidiary of CIB Marine, CIB Construction, LLC (“CIB Construction”), was dissolved in December 2011.

CIB Marine Capital, LLC

In April 2001, CIB Marine established CIB Marine Capital, a Wisconsin limited liability company. CIB Marine Capital provided leveraged financing, including mezzanine loans to commercial customers. Typically, the collateral coverage on the loans was insufficient to secure a senior debt position. The loans were, by their nature, inherently riskier than senior debt position loans. During 2003, CIB Marine ceased to offer new loans through CIB Marine Capital and began winding down its affairs. At December 31, 2007, CIB Marine Capital had no loans outstanding, but was continuing collection efforts on previously charged-off loans. During 2008, CIB Marine sold the operations and the majority of the loans of its Florida banking subsidiary, and CIB Marine transferred the loans not purchased by the buyer to CIB Marine Capital. At December 31, 2011, CIB Marine Capital had loans and loans held for sale with a total net carrying value of $2.8 million. CIB Marine Capital is continuing to wind down its affairs, including the sale or collection of those outstanding loans.

CIB Construction, LLC

In 2002, CIB Marine acquired through its wholly-owned subsidiary, CIB Construction, 84% of Canron Corporation (“Canron”), a steel fabrication and erection company that had operations in the United States (“U.S.”), Canada and Mexico. Canron was acquired from a borrower who was in default of its obligations and was classified as an asset held for disposal. In September 2003, Canron commenced a voluntary liquidation and winding down of its affairs. In August 2005, Canron authorized and began liquidation distributions to its shareholders and in December 2006, Canron filed Articles of Dissolution. In December 2011, Canron made final distributions and CIB Construction was dissolved.

Total Employees

At December 31, 2011, CIB Marine and its bank and nonbank subsidiaries had a combined total of 146 employees, of which 127 were full-time employees.

Competition

The banking industry is highly competitive. CIBM Bank competes for loans, deposits and other financial services in its markets and surrounding areas. In addition to local, regional, and national banking competition in the markets it serves, CIBM Bank competes with other financial institutions, money market and other mutual funds, insurance companies, brokerage companies and other non-depository financial service companies, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by CIBM Bank. Competition involves efforts to retain current customers, and to obtain new loans and deposits, the scope of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking.

CIB Marine believes that its long-standing presence in the communities it serves and its commitment to local, personal service improves its ability to compete favorably in attracting retail and business customers.

SUPERVISION AND REGULATION

General

Bank holding companies and financial institutions are extensively regulated under both federal and state law. Any significant change in the banking laws and regulations applicable to CIB Marine or CIBM Bank could materially impact CIB Marine’s operations or change the manner in which it conducts business. Federal and state regulation of financial institutions is intended primarily for the protection of the federal deposit insurance fund and depositors and not CIB Marine’s stockholders.

CIB Marine is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and is regulated by the Board of Governors of the Federal Reserve (“FRB”). CIBM Bank has the Federal Deposit Insurance Corporation (“FDIC”) as its primary federal regulator, and is also regulated by the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”).

CIB Marine and its nonbank subsidiary are subject to examination by the FRB. The IDFPR and FDIC are primarily responsible for examination of CIBM Bank and its nonbank subsidiary.

The bank regulatory agencies have extensive oversight authority relative to the depository holding companies and institutions that they supervise. They have been granted wide-ranging enforcement and supervision powers and exercise this authority to help ensure that depository holding companies and institutions under their jurisdiction operate on a safe and sound basis and in compliance with applicable laws. Holding companies and institutions that fail to conduct their operations on a safe and sound basis or in compliance with applicable laws can be compelled by the regulators to change the way they do business and may be subject to regulatory enforcement actions, including encumbrances imposed on their operations. Currently, CIB Marine is subject to a Written Agreement (“Written Agreement”) with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) and CIBM Bank is subject to a Consent Order with the FDIC and IDFPR (“Consent Order”). For more information, see Note 13 to the consolidated financial statements appearing in Item 8 of Part II to this to this Annual Report on Form 10-K (“Form 10-K”).

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes such as, among other things, (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) created a new bureau tasked with establishing and implementing rules and regulations under certain federal consumer protection laws; (3) increased capital and liquidity requirements; (4) repealed the prohibition on the payment of interest on demand deposits; (5) increased regulatory examination fees; (6) required changes to assessments to be paid to the FDIC for federal deposit insurance; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency, and the FDIC.

The Dodd-Frank Act contains a number of provisions relating to corporate governance and executive compensation practices and disclosure. The Dodd-Frank Act, among other things, granted shareholders of certain U.S. publicly-traded companies a nonbinding shareholder vote on executive compensation; enhanced disclosure of so-called golden parachute arrangements in connection with acquisition or merger solicitations; required companies listed on national securities exchanges to adopt incentive-based compensation clawback policies to recover erroneously awarded executive compensation; enhanced independence requirements for compensation committee members; required disclosure of the relationship between executive compensation and company performance, and the ratio of mean employee compensation to Chief Executive Officer (“CEO”) compensation; and provided the Securities and Exchange Commission (“SEC”) with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

During 2011, the SEC adopted new rules which implemented sections of the Dodd-Frank Act and specify that companies provide shareholders with an advisory vote on executive compensation, generally known as “say-on-pay” votes; provide shareholders with an advisory vote on the frequency of say-on-pay votes; and provide shareholders with an advisory vote on compensation arrangements and understandings in connection with merger transactions, known as “golden parachute” arrangements. Under the final rules, say-on-pay votes must occur at least once every three years beginning with the first annual shareholders' meeting taking place on or after January 21, 2011 (January 21, 2013 for smaller companies, such as CIB Marine). The rule amendments require companies to provide disclosure in the annual meeting proxy statement regarding the say-on-pay vote, including whether the vote is non-binding. The rules also require additional disclosure in the Compensation Discussion and Analysis of the proxy regarding whether, and if so how, companies have considered the results of the most recent say-on-pay vote.

Companies also are required to hold a "frequency" vote at least once every six years in order to allow shareholders to decide how often they would like to be presented with the say-on-pay vote. Following the frequency vote, a company must disclose on an SEC Form 8-K and in the annual meeting proxy statement whether the vote is non-binding and how often it will hold the say-on-pay vote: every year, every other year, or once every three years.

Under these SEC's new rules, companies also are required to provide additional disclosure regarding "golden parachute" compensation arrangements with certain executive officers in connection with merger transactions. Under the rules, companies are required to provide additional disclosure regarding compensation arrangements with executive officers in connection with merger transactions, known as "golden parachute" arrangements. Disclosure is required of all agreements and understandings that the acquiring and target companies have with the named executive officers of both companies. The "golden parachute" disclosure also is required in connection with other transactions, including going-private transactions and third-party tender offers, so that the information is available for shareholders no matter the structure of the transaction.

The rules require companies to provide a separate shareholder advisory vote to approve certain "golden parachute" compensation arrangements in connection with a merger, acquisition, consolidation, proposed sale or other disposition of all or substantially all assets. Companies are required to comply with the golden parachute compensation shareholder advisory vote and disclosure requirements in proxy statements and other schedules and forms initially filed on or after April 25, 2011.

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

Interstate Banking and Branching

The Dodd-Frank Act removed the restrictions on interstate branching under the Riegle-Neal Interstate Banking and Branching Efficiency Act by allowing banks to branch in any state if, under the laws of the state in which the branch is to be located, a state-bank chartered by that state would be permitted to establish the branch.

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

CIB Marine is subject to a Written Agreement entered into with the Federal Reserve Bank in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. At December 31, 2011, CIB Marine’s Tier 1 leverage ratio was 13.15%, which was above the minimum capital requirement. Depending on the overall size of its balance sheet and respective risk weightings for its assets, as well as the extent of continuing losses incurred by CIB Marine in future periods, including those resulting from security and loan-related credit losses, write downs in loans held for sale or other real estate owned (“OREO”), or non-credit related other-than-temporarily impaired (“OTTI”) securities, CIB Marine’s capital ratios could decline in the future.

In December 2010 and January 2011, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision (“Basel Committee”), published final texts of the reforms on capital and liquidity generally referred to as “Basel III.” Basel III provides that: (i) the minimum requirement for the Tier 1 common equity ratio will be increased from the current 2% level to 4.5% and (ii) the minimum requirement for the Tier 1 capital ratio will be increased from 4% to 6%, each to be phased in by January 1, 2015. In addition, Basel III includes a “capital conservation buffer” that requires banking organizations to maintain an additional 2.5% of Tier 1 common equity to total risk weighted assets on top of the minimum requirement, which will be phased in between January 1, 2016 and January 1, 2019. The capital conservation buffer is designed to absorb losses in periods of financial and economic distress and, while banks are allowed to draw on the buffer during periods of stress, if a bank’s regulatory capital ratios approach the minimum requirement, the bank will be subject to constraints on earnings distributions. In addition, Basel III includes a countercyclical buffer within a range of 0% - 2.5%, which would be implemented according to national circumstances. These capital requirements are supplemented under Basel III by a non-risk-based leverage ratio. A minimum Tier 1 leverage ratio of 3% will be tested during the parallel run period starting January 1, 2013. Based on the results of the parallel run period, any final adjustments would be carried out in the first half of 2017.

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

The U.S. federal banking agencies generally expressed support for Basel III. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

The Dodd-Frank Act mandates federal banking agencies to establish new minimum leverage and risk-based capital requirements for banks and bank holding companies. These regulations, which originally were required to be effective within 18 months from the enactment of the Dodd-Frank Act, are required to be no less stringent than current capital requirements applied to insured depository institutions and may, in fact, be higher when established by the agencies. The new law further mandates regulators to adapt capital requirements as banks grow in size or engage in riskier activities, and codifies for the first time the requirement imposed by bank regulators that a bank holding company must serve as a “source of strength” or provider of funds to its subsidiary depository institutions, if those funds are ever needed. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

At both December 31, 2011 and 2010, CIBM Bank, was under a Consent Order issued by the FDIC and the IDFPR. The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restricting lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, the development of a management plan and implementation of its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily and sustainably resolved.

At December 31, 2011 and 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and was classified as “adequately capitalized.”

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

Dividend Restrictions

The FRB’s policy regarding dividends is that a bank holding company should not declare or pay a cash dividend which would impose undue pressure on the capital of its subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company’s financial position. The FRB believes that a bank holding company should not initiate or continue cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Pursuant to the Written Agreement entered into with the Federal Reserve Bank, CIB Marine has agreed not to declare or pay dividends without the prior written approval of the Federal Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the FRB. CIB Marine is also prohibited from paying any dividends on its common stock unless the quarterly dividend on its two series of preferred stock has been paid in full for four consecutive quarters.

CIB Marine’s ability to pay any dividends to its stockholders depends in large part on the ability of CIBM Bank to pay dividends to it. Federal law prohibits the payment of any dividends that would cause a bank to become undercapitalized. The ability of state-chartered commercial banks to pay dividends is also subject to restrictions primarily under the banking laws of the state under which the bank is organized. In the case of CIBM Bank, the laws of Illinois are applicable. In addition, the FRB and CIBM Bank’s regulators have the authority to prohibit CIB Marine and its subsidiary bank from paying dividends, depending upon CIB Marine’s and CIBM Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. CIB Marine did not receive any dividend payments from its banking subsidiaries in 2011 or 2010 and, at December 31, 2011, CIBM Bank was restricted by the Consent Order from paying, and did not have any retained earnings available for the payment of dividends to CIB Marine, without first obtaining the consent of the regulators.

Federal Deposit Insurance

As a FDIC-insured institution, CIBM Bank is required to pay deposit insurance premiums based on the risk posed to the FDIC insurance funds. The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (“DIF”) were calculated. On February 7, 2011, the FDIC adopted its final rule which redefined the deposit insurance assessment base as required by the Dodd-Frank Act. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF are calculated was changed to no longer be based on the institution’s deposit base, but rather its average consolidated total assets less its average equity. Most smaller financial institutions, such as CIBM Bank which had its FDIC expense reduced by $0.7 million in 2011, paid smaller assessments in 2011 as a result of the issuance of the final rules. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Beginning December 31, 2010 and continuing through January 1, 2013, all funds held in noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTAs”) are fully guaranteed by the FDIC for the full amount of the account.

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

At December 31, 2011, CIBM Bank had nominal loans secured or partially secured by CIB Marine stock. No specific reserves were allocated to these loans. While these loans were secured by CIB Marine stock, the borrowers did not use the proceeds to acquire the stock.

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

Compliance with Consumer Protection Laws

CIBM Bank is subject to many federal consumer protection statutes and regulations including but not limited to the Dodd-Frank Act; the Truth in Lending Act; the Truth in Savings Act; the Equal Credit Opportunity Act; the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003; the Fair Housing Act; the Real Estate Settlement Procedures Act; the Home Mortgage Disclosure Act and the Electronic Fund Transfer Act. Among other things, these acts:

·	require banks to disclose credit terms in meaningful and consistent ways;
·	prohibit discrimination against an applicant in any consumer or business credit transaction;
·	prohibit discrimination in housing-related lending activities;
·	regulate the manner in which banks must deal with customers and certain information about customers;

·	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
·	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
·	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;
·	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations;
·	limit consumer liability for unauthorized transactions; and
·	require banks to disclose deposit account terms and electronic fund transfer terms in accordance with legal requirements.

The Dodd-Frank Act established a new independent regulator and supervisor, the Consumer Financial Protection Bureau (“CFPB”), as an executive agency within the FRB, empowered with broad authority to regulate the offering and provision of consumer financial products and services. On July 21, 2011, most of the consumer financial protection functions currently assigned to the federal banking and other designated agencies shifted to the CFPB. The CFPB has broad rulemaking authority over a wide range of consumer protection laws that apply to banks and thrifts and other providers of consumer financial services, including the authority to prohibit “unfair, deceptive or abusive acts and practices” to help ensure that all consumers have access to markets for consumer financial products and services, and that such markets are fair, transparent and competitive. The new regulations are meant to help ensure through the promulgation of rules that U.S. consumers receive clear, accurate information to help them evaluate mortgages, credit cards, and other financial products, and to protect them from hidden fees, abusive terms and deceptive practices. In addition to consumer examination, supervisory and enforcement and rulemaking authority, the stated functions of the CFPB include responding to consumer complaints, monitoring the markets for consumer products, and guidance governing all financial institutions offering consumer financial products and services. Also, the CFPB has the authority over persons engaged in offering or providing financial products or services. State attorneys general and other state officials will be authorized to enforce consumer protection rules issued by the CFPB.

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

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations (“Patriot Act”) were enacted and implemented for the purpose of strengthening the ability of the U.S. government to intercept and obstruct terrorism by, among other things, increasing the power of the U.S. government to obtain access to information and to investigate a broad range of criminal activities. The Patriot Act expanded the definition of money laundering to include terrorism, terrorism support and foreign corruption, and increased the civil and criminal penalties for money laundering offenses. The Patriot Act further applies certain anti-money laundering measures to U.S. bank accounts of foreign persons; prohibits financial institutions from establishing, maintaining, administering or managing a correspondent account with a foreign shell bank; provides for certain forfeitures of funds deposited in U.S. interbank accounts by foreign banks; provides the United States Department of the Treasury with regulatory authority to help ensure that certain accounts are not used to hide the identity of customers transferring funds and to impose additional reporting requirements with respect to money laundering activities; provides standards for verifying customer identification at account opening; and sets forth rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. Regulatory authorities have increased compliance monitoring activities and have levied significant fines and sanctions on many firms in the financial industry. No fines or sanctions have been levied on CIB Marine.

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

Recent Regulatory Developments

The various federal agencies have issued new rules and over the course of time, will conduct more studies and issue new regulations as necessary to fully implement the Dodd-Frank Act provisions. The ultimate impact of such rules and studies on CIB Marine will not be known for many years.

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

Additional Information

As of April 30, 2009, CIB Marine was in default on each of its Junior Subordinated Debentures (“Debentures”) issued in conjunction with four tranches of trust preferred securities (“TruPS”) offerings by CIB Marine between March 2000 and September 2002. As a result, the holders of the TruPS (“TruPS Holders”) could have, at their discretion, accelerated the principal on the Debentures. On July 16, 2009, CIB Marine filed a Current Report on Form 8-K regarding a pre-packaged Plan of Reorganization (“Plan”) that was presented to the TruPS Holders for their approval to exchange principal and accrued interest on the Debentures for two series of preferred stock.

On September 16, 2009, following receipt of approval of the Plan by the requisite TruPS Holders, CIB Marine filed the Plan in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). The restructuring of CIB Marine pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan (“Confirmation Order”). CIB Marine substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and together with Series A Preferred “CIB Marine Preferred”) were issued. See also Item 5 appearing in Part II of this Form 10-K for additional information on the preferred stock. On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

AVAILABLE INFORMATION

CIB Marine files various reports with the SEC. The reports include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. CIB Marine makes all SEC filings available without charge to the public on its web site at http://www.cibmarine.com as soon as reasonably practicable after they are filed. The public may read and copy any materials CIB Marine files with the SEC at the SEC’s Public Reference Room, at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Stockholders should note that many factors, some of which are discussed elsewhere in this Form 10-K and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, include but are not limited to:

·	operating, legal, and regulatory risks;
·	economic, political, and competitive forces affecting CIB Marine’s banking business;
·	the impact on net interest income and securities values from changes in monetary policy and general economic conditions including without limitation the political and economic effects of the current economic crisis, delay of recovery from the current economic crisis, potential downgrade of ratings of U.S. sovereign debt and debt guaranteed by the U.S. and failure of the U.S. government to timely discharge its financial obligations;
·	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
·	other factors discussed in this Item 1A, “Risk Factors,” below and elsewhere herein.

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

Risks Related to CIB Marine’s Business

CIB Marine has a history of unprofitable operations, which may continue.

CIB Marine has experienced losses from continuing operations since 2003. General economic conditions continue to be tumultuous and the continued slow economy reflects a climate of tightened credit. There can be no assurance that CIB Marine will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Under applicable laws, the FDIC, as CIBM Bank’s primary federal regulator and deposit insurer, and the IDFPR, as CIBM Bank’s chartering authority, have the ability to impose additional sanctions, restrictions and requirements on CIBM Bank if they determine, upon examination or otherwise, violations of laws with which CIBM Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Applicable law prohibits disclosure of specific examination findings by an institution, although formal enforcement actions are routinely disclosed by the regulatory authorities. CIBM Bank is under a Consent Order and certain of its key provisions include requirements to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%; retain qualified management; develop a management plan and implement its recommendations; comply with and monitor the provisions of the Consent Order; and prepare a plan for reducing and managing credit concentration. As of December 31, 2011, CIBM Bank is in general compliance with the Consent Order. Failure to adhere to the requirements of the actions mandated by the Consent Order can result in more severe restrictions and civil monetary penalties.

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

Among other things, continued operating losses due to elevated levels of provisions for loan losses, OREO holding costs and OTTI write downs in its investment portfolio, put downward pressure on regulatory capital levels and ratios at CIBM Bank.

The principal ways in which CIB Marine could seek to improve its capital levels and ratios would be to return its operations to profitability, raise capital from third parties, or reduce the total assets of CIBM Bank. Continuing problems with asset quality reduces the likelihood of a return to profitability in the near term, and it is uncertain whether CIB Marine could raise capital from third party sources on acceptable terms, if at all. Finally, there cannot be assurance that reducing the total assets of CIBM Bank could be accomplished sufficiently with respect to timing and magnitude should it become necessary to do so, or that it would be effective in enabling CIBM Bank and CIB Marine to meet minimum regulatory requirements.

At December 31, 2011, CIB Marine had total stockholders' equity of $64.2 million, of which $60.0 million was represented by the aggregate liquidation preference of its outstanding preferred stock. Any change in CIB Marine's ability to fully count the liquidation preference of its outstanding preferred stock in deriving its regulatory capital measures could reduce or eliminate a substantial portion of CIB Marine's capital and cause CIB Marine to become undercapitalized.

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

As a bank holding company, CIB Marine is regulated by the FRB, and CIBM Bank is regulated separately by the FDIC and the IDFPR. This regulation is primarily intended to protect CIBM Bank’s customers and their deposits rather than CIB Marine’s stockholders. In addition, CIB Marine’s common stock is registered under the Exchange Act and it is subject to regulation by the SEC and public reporting requirements.

In addition, banking regulators can take actions at any time which could have an adverse impact on CIB Marine. These actions could include raising minimum capital amounts, restricting growth or other actions. Continued losses at CIBM Bank may require CIB Marine to provide additional capital. CIB Marine’s capability to provide this capital is dependent on the parent company and its nonbank subsidiaries’ cash resources and other assets. At December 31, 2011, the parent company had $2.9 million of cash and cash equivalents. Additionally, its nonbank subsidiaries have cash and loans held for sale in the amount of $7.7 million to serve as a potential source of strength to CIBM Bank. Other capital management strategies such as balance sheet management, investment portfolio and loan sales, and sales of parts of its banking franchise can still be employed by CIB Marine and CIBM Bank to enhance CIBM Bank’s capital ratios if required. Depending on the extent of continuing losses at CIBM Bank, the capital ratios of CIBM Bank may fall below the amounts set forth in the Consent Order.

Banking regulations affect lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect CIB Marine in substantial and unpredictable ways. Such changes could subject CIB Marine to additional costs, and limit the types of financial services and products it may offer. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on CIB Marine’s business, financial condition, and results of operations. While policies and procedures designed to prevent any such violations are in place, there can be no assurance that such violations will not occur.

The Dodd-Frank Act and related regulations may affect CIB Marine’s and CIBM Bank’s business activities, financial position and profitability.

The Dodd-Frank Act made extensive changes to the laws regulating financial services firms and requires significant rulemaking. In addition, the legislation mandates multiple studies, which could result in additional legislative or regulatory action. The legislation charged the federal banking agencies, including the FRB and the FDIC, with drafting and implementing enhanced supervision, examination and capital standards for depository institutions and their holding companies.

Future changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of CIB Marine’s and CIBM Bank’s business activities, may require changes to certain of their business practices or otherwise adversely affect their businesses. These changes may also require CIB Marine and CIBM Bank to invest significant management attention and resources to evaluate and make necessary changes. While it is unclear as to the ultimate effect of the Dodd-Frank Act, and other regulatory changes that will impact CIB Marine or CIBM Bank at this time, it is expected that compliance costs will increase as a result of the legislation.

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

In December 2010 and January 2011, the Basel Committee published final texts of the reforms on capital and liquidity generally referred to as “Basel III,” which contemplate changes to minimum capital ratios, including heightened requirements regarding Tier 1 common equity, and alterations to bank liquidity standards. The U.S. federal banking agencies generally expressed support for the agreements set forth in Basel III. Implementation of any final provisions of Basel III in the U.S. will require implementing regulations and guidelines by U.S. banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how U.S. banking regulators will define “well capitalized” in their implementation of Basel III.

CIB Marine is not able to predict at this time the content of capital and liquidity guidelines or regulations that may be adopted by regulatory agencies having authority over the holding company or CIBM Bank or the impact that any changes in regulation would have. Proposed new standards may require community banks such as CIBM Bank or CIB Marine to maintain more capital, with common equity as a more predominant component, or manage the configuration of assets and liabilities in order to comply with formulaic liquidity requirements. Banks with significant credit concentrations including, but not limited to, commercial real estate loans should expect to maintain capital ratios above the phased-in minimum requirements. Implementation of Basel III for U.S. banks will depend on the federal banking agencies and the issuance of such regulations could significantly impact CIB Marine’s and CIBM Bank’s financial condition, results of operations, and capital position.

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

CIBM Bank has established an allowance for loan losses which represents management’s estimate of probable incurred losses in its loan portfolio. The determination of the appropriate level of the allowance involves a high degree of subjectivity. If CIBM Bank’s assumptions and judgments are incorrect, its allowance may not be sufficient and additional provisions may need to be made. In addition, bank regulatory agencies periodically review the adequacy of the allowance and may require an increase in the allowance. Increases in the allowance or charge-offs could have a material adverse effect on CIB Marine’s financial condition and results of operations.

Various factors may cause CIBM Bank’s allowance for loan losses to increase.

Management evaluates the allowance for loan losses each quarter to determine that it is adequate to absorb probable incurred losses in CIBM Bank’s loan portfolio. This evaluation is supported by a methodology that identifies estimated losses based on assessments of individual problem loans and historical loss patterns of homogeneous loan pools. In addition, environmental factors unique to each measurement date are also considered, including economic conditions in certain geographic or industry segments of the loan portfolio, economic trends, risk profile and portfolio composition. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If actual losses exceed the estimate, the excess losses could adversely affect CIB Marine’s profitability and capital. Such excess losses may require an increase in the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, many of which are outside of CIB Marine’s control, may also require an increase in the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the allowance for loan losses. These agencies may require CIBM Bank to establish additional allowances for loan losses based on their judgment of the information available at the time of their examinations. Any increase in the allowance for loan losses will result in a decrease in net income and capital, and would have a material adverse effect on CIB Marine’s financial condition and results of operations. CIBM Bank cannot provide any assurances that it will not sustain losses in excess of its allowance for loan losses or that it will not be required to increase such allowance.

CIBM Bank’s loan portfolio contains concentrations of credit, particularly commercial real estate which creates special credit risks.

Credit risk at CIBM Bank is primarily related to the risk that borrowers will not be able to repay some or all of their obligations to CIBM Bank. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related industries or groups represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to borrowers that are not a part of a concentration. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups can be all adversely impacted with respect to their ability to repay some or all their obligations when adverse conditions prevail in the broader economy or even within just the respective industries or groups. Commercial credits are larger dollar loans than consumer loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge-offs, all of which could have a material adverse effect on the financial condition and results of operations of CIB Marine.

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

CIB Marine has been and could continue to be negatively affected by adverse economic conditions. The downgrade of the United States’ credit rating by Standard & Poor’s (“S&P”) and the possible downgrade by other rating agencies could have a material adverse effect on our business, financial condition, and results of operations.

The United States and many other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue for some time to adversely affect, CIB Marine’s assets, including the market value of loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. If these programs and policies are ineffective in bringing about a robust economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from statements by rating agencies regarding the downgrade of U.S. sovereign debt by S&P, and fiscal imbalances in federal, state, and local municipal finances combined with political difficulties in resolving these imbalances, may directly or indirectly adversely impact economic conditions faced by CIB Marine and its customers. Any credit downgrade (whether by S&P, Moody’s, or Fitch), and the attendant perceived risk that the United States may not pay its debt obligations when due, could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world. In turn, this could have a material adverse effect on CIB Marine’s business, financial condition, and results of operations. In particular, these events could have a material adverse effect on the value and liquidity of CIB Marine’s financial assets. CIB Marine cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, it is possible that these changes could result in a significant adverse impact to us, and could affect other risks to which we are subject.

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

CIB Marine operates in a highly competitive industry

CIB Marine faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets where CIBM Bank operates. CIB Marine also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated by those deposits. Further, many of CIB Marine’s competitors have fewer regulatory constraints and may have lower costs structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than CIB Marine can.

CIB Marine’s ability to compete successfully depends on a number of factors, including, among other things: (i) the ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets; (ii) the ability to expand its market position; (iii) the scope, relevance and pricing of products and services offered to meet customer needs and demands; (iv) the rate at which it introduces new products and services relative to its competitors; (v) customer satisfaction with its level of service; and (vi) industry and general economic trends. Failure to perform in any of these areas could significantly weaken CIB Marine’s competitive position, which could adversely affect its growth and profitability, which, in turn, could have a material adverse effect on its financial condition and results of operations.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase CIBM Bank’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. CIB Marine does not yet know what interest rates other institutions may offer as market interest rates begin to increase. CIBM Bank’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or retain current customers, which could have a material adverse effect on CIB Marine’s business, financial condition and results of operations.

Further declines in the value of certain securities held in the investment portfolio or additional impairment write downs of other real estate owned may negatively affect CIB Marine.

The carrying value of an investment in CIB Marine’s securities portfolio and OREO could decrease due to changes in market factors. The market value of certain investment securities are volatile and future carrying value declines, particularly if determined to be other-than-temporary impairments, could adversely affect future results of operations and regulatory capital. Continued volatility in the market value of certain investment securities, whether caused by changes in market perceptions of credit risk as reflected in the expected market yield of the security, or actual defaults in the portfolio, could result in significant fluctuations in the value of the securities. During future periods, CIB Marine may experience additional OTTI write downs in its investment portfolio.

CIB Marine’s OREO portfolio consists of properties that it obtained through foreclosure in satisfaction of loans. OREO properties are recorded at the lower of the recorded investment in the loans for which the properties served as collateral or estimated fair value, less estimated selling costs. Generally, in determining fair value an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO property, and the period of time within which such estimates can be considered current is significantly shortened during periods of real estate market volatility, as experienced during 2008 through 2011.

In response to market conditions and other economic factors, CIB Marine may utilize alternative sale strategies other than orderly dispositions as part of its OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from estimates used to determine the fair value of the Company’s OREO properties. Such adjustments to fair value would further reduce the level of CIB Marine’s capital and have a material adverse impact on its future results of operations and liquidity.

The creditworthiness of other financial institutions could adversely affect CIB Marine and adversely affect financial markets generally.

CIB Marine’s ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions. The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which CIB Marine interacts on a daily basis, and therefore could adversely affect it.

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

CIB Marine’s controls and procedures may not prevent or detect all errors or acts of fraud.

CIB Marine regularly reviews and updates its internal controls, disclosure controls and procedures and corporate governance policies and procedures. CIB Marine believes that any system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Any failure or circumvention of CIB Marine’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on CIB Marine’s business, results of operations and financial condition.

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

In the normal course of business, CIB Marine is subject to various legal proceedings and claims. Accordingly, although CIB Marine believes it has made adequate provisions for all current and threatened legal disputes, it may, in the future become involved in legal disputes arising from its relationships with its stockholders, business partners and creditors, or from other sources. Such legal disputes could result in large settlements and/or judgments which could materially impair CIB Marine’s financial condition. In addition, the defense of such proceedings could result in significant expense and the diversion of management’s time and attention from the operation of the business, which could impede CIB Marine’s ability to achieve its business objectives. Some or all of the amount CIB Marine may be required to pay to defend or to satisfy a judgment or settlement of any or all such proceedings may not be covered by insurance.

Risks Associated with CIB Marine’s Common Stock

Conversion of Series B Preferred into common stock upon consummation of a merger transaction could result in significant reduction in the purchase price allocated to its current common stockholders.

Each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock upon the consummation of a merger transaction where CIB Marine is not the surviving entity. If all Series B Preferred stockholders were to convert their shares in connection with a merger, they would own 49% of the outstanding common stock and have a right to participate at that level in any merger consideration paid to acquire CIB Marine, which would result in a significantly lower merger price being allocated to current CIB Marine common stockholders than if such Series B Preferred were not converted.

CIB Marine has not paid cash dividends to its stockholders and its ability to do so in the future is not guaranteed.

CIB Marine’s lack of profitability and regulatory restrictions limit or prevent it from paying dividends on its preferred stock and as a result on its common stock as well. There is no guarantee that CIB Marine will be able to restore profitability sufficiently and remove regulatory restrictions to be able to pay dividends to any stockholders in the future.

Shares of CIB Marine common stock are not an insured deposit and may lose value.

The shares of CIB Marine’s common stock are not a bank deposit and will not be insured or guaranteed by the FDIC or any other government agency. Stockholders are subject to investment risk, and must be capable of affording the loss of their entire investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table provides information relating to the material real properties owned or leased by CIB Marine as of December 31, 2011.

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

None of the properties owned by CIB Marine or CIBM Bank are subject to encumbrances material to the operations of CIB Marine and CIBM Bank. CIB Marine considers the conditions of its properties to be generally good and adequate for the current needs of its and CIBM Bank’s businesses. During 2011, CIBM Bank closed one branch in Illinois and one in Arizona.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Supplemental Item. Executive Officers of Registrant.

The following table sets forth the names, ages and positions of all executive officers of CIB Marine at March 1, 2012, the period that each has held positions with CIB Marine and CIBM Bank, and a brief account of each officer’s business experience during at least the past five years. Under CIB Marine’s by-laws, executive officers are elected annually by the Board of Directors, and each executive officer holds office until his/her successor has been duly elected and qualified or until the earlier of his/her death, resignation or removal.

Name and Age	Office and Experience
John P. Hickey, Jr. (64)	Mr. Hickey has served as Chairman of CIB Marine since February 2009; Director of CIB Marine since May 2007; CEO of CIB Marine from March 2007 to January 2011; President of CIB Marine from March 2007 to August 2010; Chairman of CIBM Bank since February 2009; Director of CIBM Bank since February 2008; President of CIBM Bank from June 2009 to August 2010; CEO of CIBM Bank from June 2006 to January 2011. Director, President and CEO of Marine Bank from April 2006 until its merger with Central Illinois Bank (n/k/a CIBM Bank) in June 2009.

Paul C. Melnick (55)	Mr. Melnick has served as Chief Credit Officer (“CCO”) of CIB Marine and CIBM Bank since August 2011; Senior Vice President and Senior Lender of CIBM Bank from June 2009 to May 2010; and Marine Bank from February 2005 until its merger with Central Illinois Bank (n/k/a CIBM Bank) in June 2009.

Charles J. Ponicki (61)	Mr. Ponicki has served as CEO of CIB Marine since January 2011; President of CIB Marine and CIBM Bank since August 2010; CCO of CIB Marine from January 2008 to August 2011; CCO of Marine Bank from January 2008 until its merger with Central Illinois Bank (n/k/a CIBM Bank) in June 2009, and then of Central Illinois Bank/CIBM Bank from June 2009 to August 2011; Director of CIBM Bank since August 2010; Executive Vice President of CIB Marine, CIBM Bank and Marine Bank from January 2008 to August 2010, and Wisconsin Market President of Marine Bank from September 2007 to December 2007. From 2006 to September 2007, Mr. Ponicki provided acquisition sourcing and due diligence, credit policy and governance, and de novo formation consulting services to banks.

Name and Age	Office and Experience
Daniel J. Rasmussen (46)	Mr. Rasmussen has served as Executive Vice President, General Counsel and Secretary of CIB Marine CIBM Bank and Marine Bank (until its merger into Central Illinois Bank n/k/a CIBM Bank, in June 2010) since April 2005. Mr. Rasmussen was appointed a non-employee Executive Vice President, General Counsel and Secretary of CIB Marine and CIBM Bank, through a company owned by him, effective January 1, 2010.

Patrick J. Straka (45)	Mr. Straka has served as CFO of CIB Marine and CIBM Bank since August 2010 and was Executive Vice President, Chief Investment Officer and Economist of CIB Marine, CIBM Bank and Marine Bank (until its merger into Central Illinois Bank n/k/a CIBM Bank, in June 2010) from February 1999 to August 2010.

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

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
December 31	$0.20	$0.10	$0.25	$0.08
September 30	0.19	0.08	0.40	0.05
June 30	0.15	0.07	0.63	0.12
March 31	0.19	0.08	0.50	0.05

As of March 12, 2012, there were approximately 1,154 holders of record of CIB Marine common stock.

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

Except as described below with respect to CIB Marine Preferred, CIB Marine did not sell any of its securities within the past three years which were not registered under the Securities Act of 1933, as amended (“Securities Act”), or repurchase any of its securities during the fourth quarter of 2011.

On December 30, 2009, in accordance with CIB Marine’s Plan of Reorganization under Chapter 11 of the Bankruptcy Code, approximately $107.2 million of high-interest cumulative indebtedness was exchanged for two series of CIB Marine preferred stock: the Series A Preferred and the Series B Preferred. The Series A Preferred is not convertible, however, each share of Series B Preferred is convertible into 4,000 shares of CIB Marine common stock only upon the consummation of a merger transaction involving CIB Marine where CIB Marine is not the surviving entity. The CIB Marine Preferred has no stated redemption date and holders have no right to compel the redemption of any or all of the shares. Further, dividends are noncumulative, and payable only to the extent CIB Marine declares a dividend, at its discretion and subject to regulatory approval (see Note 13 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K). Under the Plan, the ownership interests of holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. If the Series B Preferred were converted to common at December 31, 2011, an additional 17,504,000 common shares would be issued. On a pro forma basis, such amount would have represented 49% of the total common shares outstanding at the date. The issuance of the CIB Marine Preferred was exempt from registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code and/or Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth CIB Marine’s selected consolidated financial data. The following information should be read in conjunction with Item 8-Financial Statements and Supplementary Data and Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Part II of this Form 10-K.

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$25,694	$30,290	$39,409	$56,141	$62,694
Interest expense	5,469	9,269	23,926	34,501	40,067
Net interest income	20,225	21,021	15,483	21,640	22,627
Provision for loan losses	6,381	15,345	27,373	22,063	6,413
Net interest income (loss) after provision for loan losses	13,844	5,676	(11,890)	(423)	16,214
Noninterest income (1)	1,650	1,069	1,500	4,366	3,050
Noninterest expense	21,699	23,998	30,994	39,856	34,472
Loss from continuing operations before income taxes	(6,205)	(17,253)	(41,384)	(35,913)	(15,208)
Income tax expense	—	—	99	320	3
Net loss from continuing operations	(6,205)	(17,253)	(41,483)	(36,233)	(15,211)
Discontinued operations:
Income from discontinued operations before income taxes	781	—	711	493	417
Income tax expense (benefit)	—	—	—	(1,341)	(1,023)
Net income from discontinued operations	781	—	711	1,834	1,440
Net loss before extraordinary net gain	(5,424)	(17,253)	(40,772)	(34,399)	(13,771)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	54,497	—	—
Net income (loss)	$(5,424)	$(17,253)	$13,725	$(34,399)	$(13,771)
Common Share Data
Basic and diluted-loss from continuing operations	$(0.34)	$(0.95)	$(2.28)	$(1.98)	$(0.83)
Net income (loss)	(0.30)	(0.95)	0.75	(1.88)	(0.75)
Dividends	—	—	—	—	—
Book value per share	0.23	0.48	1.36	0.81	3.29
Weighted average shares outstanding-basic	18,127,892	18,127,892	18,217,608	18,333,779	18,333,779
Weighted average shares outstanding-diluted	18,127,892	18,127,892	18,313,520	18,333,779	18,333,779
Financial Condition Data
Total assets excluding assets of company held for disposal	$503,976	$587,943	$708,686	$905,408	$1,003,936
Loans	357,632	415,778	470,668	555,207	595,259
Allowance for loan losses	(16,128)	(14,645)	(16,240)	(19,242)	(20,706)
Securities available for sale	89,009	126,878	182,971	280,452	316,321
Deposits	422,586	493,527	589,450	694,632	745,590
Borrowings, including junior subordinated debentures	14,784	22,761	30,572	151,663	159,473
Stockholders’ equity	64,222	68,753	84,695	14,802	60,306
Financial Ratios and Other Data
Performance Ratios:
Net interest margin (2)	3.72%	3.21%	1.90%	2.19%	2.39%
Net interest spread (3)	3.44	2.86	1.49	1.64	1.57
Noninterest income to average assets (4)	0.30	0.14	0.12	0.43	0.31
Noninterest expense to average assets	3.94	3.62	3.77	3.97	3.54
Efficiency ratio (5)	99.20	109.40	188.62	153.26	134.25
Loss on average assets (6)	(1.13)	(2.60)	(5.04)	(3.61)	(1.56)
Loss on average equity (7)	(9.15)	(21.34)	(2,016.67)	(84.32)	(22.21)
Asset Quality Ratios:
Nonaccrual loans to total loans (8)	5.48%	8.04%	10.80%	2.71%	3.17%
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (8)	8.47	9.37	10.97	2.90	3.18
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total asset (8)	7.42	7.53	7.40	1.89	2.02
Allowance for loan losses to total loans	4.51	3.52	3.45	3.47	3.48
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (8)	53.23	37.58	31.45	119.43	109.37
Net charge-offs to average loans	1.28	3.90	5.82	3.90	1.14
Capital Ratios:

	At or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share and per share data)
Total equity to total continuing assets	12.74%	11.69%	11.95%	1.63%	6.01%
Total risk-based capital ratio	16.93	15.47	16.51	10.04	17.26
Tier 1 risk-based capital ratio	15.64	14.20	15.24	5.02	10.62
Leverage capital ratio	13.15	11.80	12.08	3.58	7.92
Other Data:
Number of employees (full-time equivalent)	127	145	165	197	258
Number of banking facilities	13	15	17	18	25

(1)	Noninterest income from continuing operations includes pretax gains on investment securities of $0.2 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. There were no pretax gains on investment securities in 2011, 2008 and 2007.
(2)	Net interest margin is the ratio of net interest income to average interest-earning assets.
(3)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(4)	Noninterest income to average assets excludes gains and losses on securities.
(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income, excluding gains and losses on securities.
(6)	Loss on average assets is net loss from continuing operations divided by average total assets.
(7)	Loss on average equity is net loss from continuing operations divided by average common equity.
(8)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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

Presented below are discussions of those accounting policies that management believes are the most important (“Critical Accounting Policies”) to the portrayal and understanding of CIB Marine’s financial condition and results of operations. These Critical Accounting Policies require difficult, subjective and complex judgments about matters that are inherently uncertain. These estimates are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates and as such have a greater possibility of producing results that could be materially different than originally reported. See Note 1 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb an estimate of probable incurred losses inherent in the loan portfolio. CIB Marine maintains policies and procedures that address the systems of controls over the following areas of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurances that it is maintained in accordance with GAAP; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; the identification of troubled debt restructuring; and the loan grading system.

CIB Marine evaluates certain loans in the Commercial Segments individually for impairment as required by the FASB. Loans evaluated individually for impairment include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and other loans identified by management as being impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction and development loans over $350,000 and all troubled debt restructured loans (“TDR”) by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. The specific reserve is determined as the excess, if any, of the carrying value of the loan over the amount determined using the measurement alternative employed at the measurement date. The carrying value of the loan reflects reductions, if any, from prior charge-offs. The purchased home equity pool loans are evaluated based on historical charge-off data, past due information, and other environmental factors concerning the real estate market. CIB Marine’s policy is to charge-off these pool loans once they become 90 days or more past due. Loans, including all other residential real estate, home equity and consumer loans which are not evaluated individually are assessed for impairment with groups of loans that have similar characteristics.

For loans which are not individually evaluated, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned credit risk grade and the general collateral type. A loss rate reflecting the probable incurred losses in a group of loans is derived based upon estimates of expected default and loss rates for the group of loans in part based upon CIB Marine’s loss history and related migration analysis. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions; and off-balance sheet positions.

The amount of estimated impairment for individually evaluated loans and the estimate of losses for groups of loans collectively evaluated for impairment are added together for a total estimate of loan losses. The estimate of losses for groups of loans includes an assessment of a range of likely loss outcomes and the most likely outcome is used. This total estimate of loan losses is compared to the allowance for loan losses of CIBM Bank as of the evaluation date. If the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the allowance would be reduced. CIB Marine recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used to estimate loan losses. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable incurred losses, an additional provision for loan losses would be made, which may be material to the consolidated financial statements.

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

Fair value is generally defined as the amount at which an asset or liability could be exchanged in a current transaction between willing, unrelated parties, other than in a forced or liquidation sale. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. This valuation process takes into consideration factors such as market illiquidity. Imprecision in estimating these factors can impact the amount recorded on the balance sheet for a particular asset or liability with related impacts to earnings or other comprehensive income. See Note 20 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Securities Available for Sale

Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. Declines in the fair value of securities available for sale that are deemed to be other-than-temporary are charged to earnings as a realized loss and a new cost basis for the securities is established. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 3 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

INTRODUCTION

The following is a discussion and analysis of CIB Marine’s consolidated financial condition as of December 31, 2011 and 2010, and its changes in financial condition and results of operations for the three years ended December 31, 2011, 2010 and 2009. References in the discussion below to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

Operating Results

CIB Marine recorded improved results in 2011 with a net loss of $5.4 million compared to a net loss of $17.3 million in 2010 and net income of $13.7 million in 2009. The $13.7 million net income reported in 2009 included a $54.5 million extraordinary gain, net of amortization and reorganization costs, on the extinguishment of its Debentures. Excluding this extraordinary net gain, CIB Marine would have reported a net loss of $40.8 million for 2009. Net loss from continuing operations was $6.2 million, $17.3 million and $41.5 million for 2011, 2010 and 2009, respectively. Net income from discontinued operations was $0.8 million in 2011 and $0.7 million in 2009. There was no net income or loss from discontinued operations in 2010.

2011 Compared With 2010 Operating Results

2011 highlights include:

·	Net interest margin percentage in 2011 improved 51 basis points to 3.72% from 3.21% in 2010.
·	Provision for loan losses in 2011 declined $9.0 million or 58% compared to the 2010 provision for loan losses.
·	Noninterest expense in 2011 declined $2.3 million or 10% compared to 2010 noninterest expense.

Net loss from continuing operations decreased $11.0 million during 2011 compared to 2010. The decrease was primarily due to a $9.0 decrease in the provision for loan losses, and a $2.3 million decrease in noninterest expense. The 2011 reduction in the provision for loan losses was the result of improved asset quality and a decline of $12.0 million in net charge-offs, partially attributable to approximately $5.2 million of recoveries on purchased home equity loans during 2011 compared to 2010. The $2.3 million decrease in noninterest expense between 2011 and 2010 was primarily the result of decreases in compensation and employee benefits as the number of full-time equivalent employees were reduced by 18; occupancy expense, as the number of banking facilities were reduced from 15 to 13; FDIC assessments, as deposit balances declined and the assessment methodology changed; professional services costs and other expense.

2010 Compared With 2009 Operating Results

Net loss from continuing operations decreased $24.2 million during 2010 compared to 2009. The decrease was primarily due to a $5.5 million increase in net interest income, a $12.0 million decrease in the provision for loan losses, and a $7.0 million decrease in noninterest expense. The increase in net interest income between the periods is primarily attributable to the elimination of interest expense on the Debentures. The 2010 reduction in the provision for loan losses were driven by a $13.4 million decrease in net charge-offs during 2010 compared to 2009. The $7.0 million decrease in noninterest expense between 2010 and 2009 was primarily the result of decreased compensation and employee benefits, lower professional services costs and reduced write down and losses on assets.

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

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets:
Securities available for sale:
Taxable (1)	$104,014	$5,001	4.81%	$156,804	$7,854	5.01%	$223,066	$11,950	5.36%
Tax-exempt	141	7	4.96	218	11	5.05	299	15	5.02
Total securities available for sale	104,155	5,008	4.81	157,022	7,865	5.01	223,365	11,965	5.36
Loans held for sale (1)	5,194	377	7.26	9,098	410	4.51	5,019	30	0.60
Loans (1)(2):
Commercial	48,054	2,306	4.80	58,468	2,868	4.91	77,068	3,916	5.08
Commercial real estate	258,748	12,392	4.79	288,080	13,321	4.62	335,283	16,517	4.93
Consumer	76,448	5,503	7.20	87,957	5,722	6.51	109,367	6,728	6.15
Total loans	383,250	20,201	5.27	434,505	21,911	5.04	521,718	27,161	5.21
Federal funds sold, reverse repo and interest-bearing due from banks	39,201	94	0.24	42,926	104	0.24	54,446	253	0.46
Federal Home Loan Bank stock	11,555	14	0.12	11,555	—	—	11,555	—	—
Total interest-earning assets	543,355	25,694	4.73	655,106	30,290	4.62	816,103	39,409	4.83

Noninterest-earning assets:
Cash and due from banks	7,080			9,389			9,750
Premises and equipment	4,852			5,137			5,409
Allowance for loan losses	(14,980)			(15,207)			(18,244)
Accrued interest receivable and other assets	10,771			8,535			9,574
Total noninterest-earning assets	7,723			7,854			6,489
Total assets	$551,078			$662,960			$822,592

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits:
Interest-bearing demand deposits	$30,631	$79	0.26%	$32,480	$101	0.31%	$32,010	$109	0.34%
Money market	145,317	953	0.66	118,410	1,139	0.96	113,909	1,404	1.23
Other savings deposits	12,879	41	0.32	9,552	19	0.20	8,465	18	0.21
Time deposits	220,252	4,043	1.84	343,751	7,433	2.16	459,013	15,071	3.28
Total interest-bearing deposits	409,079	5,116	1.25	504,193	8,692	1.72	613,397	16,602	2.71
Borrowings-short-term	8,368	16	0.19	9,652	30	0.31	19,892	123	0.62
Borrowings-long-term	8,096	337	4.16	13,071	547	4.18	22,307	917	4.11
Junior subordinated debentures	—	—	—	—	—	—	61,518	6,284	10.21
Total borrowed funds	16,464	353	2.14	22,723	577	2.54	103,717	7,324	7.06
Total interest-bearing liabilities	425,543	5,469	1.29	526,916	9,269	1.76	717,114	23,926	3.34
Noninterest-bearing demand deposits	54,563			51,046			55,133
Accrued interest and other liabilities	3,187			4,142			48,288
Stockholders’ equity	67,785			80,856			2,057
Total liabilities and stockholders’ equity	$551,078			$662,960			$822,592
Net interest income and net interest spread (1)(3)		$20,225	3.44%		$21,021	2.86%		$15,483	1.49%
Net interest-earning assets	$117,812			$128,190			$98,989
Net interest margin (1)(4)			3.72%			3.21%			1.90%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.28			1.24			1.14

(1)	Balance totals include respective nonaccrual assets.
(2)	Interest earned on loans includes amortized loan fees of $(0.02) million, $(0.06) million and $0.02 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(3)	Net interest rate spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(4)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Net interest income decreased $0.8 million, or 3.8%, from $21.0 million in 2010 to $20.2 million in 2011. The decrease for 2011 was mainly attributable to the continued decline in the volume of earning assets.

Net interest income increased $5.5 million from $15.5 million in 2009 to $21.0 million in 2010. The increase was the result of the elimination of interest expense on the Debentures at the end of 2009. In addition, although average earning assets declined during 2010, CIB Marine was able to reduce average balances of interest-bearing deposits and reduce the cost of those deposits substantially.

CIB Marine employs various strategies designed to maintain and improve net interest income, including attracting new commercial and retail banking relationships, reducing nonperforming assets, reducing interest costs by improving the composition of funding liabilities, managing investments to improve performance of the portfolio, using collateralized borrowings such as FHLB advances and repurchase agreements when they have a relative cost advantage over other bank funding sources and it is consistent with CIB Marine’s liquidity strategy to do so, and adjusting deposit interest rates, which often lag key banking indices when those indices change rapidly.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 (1)				Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 (1)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(2,549)	$(304)	$(2,853)	(36.3)%	$(3,361)	$(735)	$(4,096)	(34.3)%
Securities-tax-exempt	(4)	—	(4)	(36.4)	(4)	—	(4)	(26.7)
Total securities	(2,553)	(304)	(2,857)	(36.3)	(3,365)	(735)	(4,100)	(34.3)
Loans held for sale	(220)	187	(33)	(8.0)	42	338	380	1,266.7
Commercial	(501)	(61)	(562)	(19.6)	(916)	(132)	(1,048)	(26.8)
Commercial real estate	(1,392)	463	(929)	(7.0)	(2,226)	(970)	(3,196)	(19.3)
Consumer	(793)	574	(219)	(3.8)	(1,376)	370	(1,006)	(15.0)
Total loans (including fees)	(2,686)	976	(1,710)	(7.8)	(4,518)	(732)	(5,250)	(19.3)
Federal funds sold, reverse repo and interest-bearing due from banks	(9)	(1)	(10)	(9.6)	(46)	(103)	(149)	(58.9)
Federal Home Loan Bank stock	—	14	14	—	—	—	—	—
Total interest income	(5,468)	872	(4,596)	(15.2)	(7,887)	(1,232)	(9,119)	(23.1)
Interest Expense
Interest-bearing demand deposits	(6)	(16)	(22)	(21.8)	2	(10)	(8)	(7.3)
Money market	225	(411)	(186)	(16.3)	53	(318)	(265)	(18.9)
Other savings deposits	8	14	22	115.8	2	(1)	1	5.6
Time deposits	(2,386)	(1,004)	(3,390)	(45.6)	(3,236)	(4,402)	(7,638)	(50.7)
Total deposits	(2,159)	(1,417)	(3,576)	(41.1)	(3,179)	(4,731)	(7,910)	(47.6)
Borrowings-short-term	(4)	(10)	(14)	(46.7)	(47)	(46)	(93)	(75.6)
Borrowings-long-term	(207)	(3)	(210)	(38.4)	(387)	17	(370)	(40.3)
Junior subordinated debentures	—	—	—	—	(6,284)	—	(6,284)	(100.0)
Total borrowed funds	(211)	(13)	(224)	(38.8)	(6,718)	(29)	(6,747)	(92.1)
Total interest expense	(2,370)	(1,430)	(3,800)	(41.0)	(9,897)	(4,760)	(14,657)	(61.3)
Net interest income	$(3,098)	$2,302	$(796)	(3.8)%	$2,010	$3,528	$5,538	(35.8)%

(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccruing loans were included in the average balances used in determining yields.

Interest Income

Total interest income decreased $4.6 million, or 15.2%, from $30.3 million in 2010 to $25.7 million in 2011. The decrease was due to a $2.9 million, or 36.3%, decrease in interest income on securities and a $1.7 million, or 7.8%, decrease in interest income on loans during 2011 compared to 2010. The decrease in interest income on the securities resulted primarily from a $52.9 million strategic reduction in average balances and a 20 basis point reduction in yields. The decrease in interest income on loans resulted primarily from a $51.3 million reduction in average loan balances, partially offset by a 23 basis point improvement in loan yields due in part to declining nonaccrual loan balances and one-time recoveries of interest on previously charged-off purchased home equity loans of $0.4 million.

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

Interest Expense

Total interest expense decreased $3.8 million, or 41.0%, from $9.3 million in 2010 to $5.5 million in 2011. The decrease was primarily due to a $3.4 million, or 45.6%, decrease in interest expense on time deposits. This decrease was due to a 32 basis point decline in average interest costs paid on time deposits and a $123.5 million strategic reduction in average balances for time deposits.

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

Net Interest Margin/Net Interest Spread

Net interest margin is the ratio of net interest income to average interest-earning assets and net interest spread is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities. The net interest margin increased significantly by 51 basis points from 3.21% during 2010 to 3.72% during 2011 and net interest spread increased 58 basis points during 2011. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits and an improvement in yields on earning assets. Average yield of interest-earning assets increased 11 basis points and average cost of interest-bearing liabilities decreased 47 basis points for 2011 compared to 2010.

CIB Marine’s net interest margin increased 131 basis points to 3.21% during 2010 from 1.90% during 2009, and its net interest spread increased 137 basis points during the same period. The net interest margin for 2009 would have been 2.67% if the interest expense on Debentures was excluded, showing the improvement in net interest margin absent the improvement related to the elimination of the Debentures. The improvements are largely attributable to higher total interest-earning assets relative to interest-bearing liabilities caused primarily by a reduction in time deposits and the elimination of the Debentures, improving the mix of liabilities towards low average interest cost liabilities. The average yield on earning assets declined by 21 basis points and the average cost of deposits declined by 99 basis points over the twelve months. The net interest margin continues to be adversely affected by the elevated levels of both nonaccrual loans and highly liquid asset holdings in the category federal funds sold, reverse repo and interest-bearing due from banks comprised primarily of balances held at the Federal Reserve Bank.

Provision for Loan Losses

The provision for loan losses is predominantly a function of CIB Marine’s allowance for loan losses methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The provision for loan losses was down substantially from $15.3 million in 2010 to $6.4 million during 2011. See additional discussion within this Management’s Discussion and Analysis under sections, “Loans,” “Credit Procedures and Review,” “Allowance for Loan Losses,” “Nonperforming Assets, Restructured Loans and Loans 90 Days or More Past Due and Still Accruing,” “Potential Problem Loans” and “Other Real Estate Owned.”

Although several loan segments have shown improvement in provisions in 2011 relative to last year, (see Note 4 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K), classified and impaired loan volumes continue to be elevated and the deteriorated real estate markets and tepid jobs recovery continues to adversely affect CIBM Bank’s borrowers. In particular, the commercial real estate loan segment continues to have elevated levels of provision for loan losses of $7.6 million in 2011 compared to $4.7 million recorded in 2010. Although substantially reduced from the prior year due to reduced volumes and improved composition in the remaining portfolio, construction and development loans continued to require additional provisions in the amount of $1.2 million during 2011 compared to $6.8 million in 2010. Due to erosion of borrower conditions, home equity loans required additional provision in the amount of $1.4 million during 2011 compared to $0.7 million in 2010. Offsetting these additional provisions were reversals in the provision for the purchased home equity pools of $2.5 million due to the level of recoveries received, and in the commercial loan segment of $1.4 million due to improved classifications and reduced volume. There can be no certainty as to whether CIB Marine will experience improved credit quality or recoveries during future quarters so as to permit it to record further reversals of the provision, or whether additional provisions may be required.

Noninterest Income

Noninterest income increased $0.5 million from $1.1 million for the year ended December 31, 2010 to $1.6 million for the year ended December 31, 2011. The increase for 2011 compared to 2010 was primarily due to gains from sales of loans held for sale.

Noninterest income decreased $0.4 million from $1.5 million for the year ended December 31, 2009 to $1.1 million for the year ended December 31, 2010. The decrease was primarily due to a $0.4 million decrease in gain on sale of securities, $0.2 million increase in OTTI expense and $0.1 million decrease in deposit service charges, all offset by a $0.3 million increase in gain on sale of assets.

Noninterest Expense

Total noninterest expense decreased $2.3 million from $24.0 million in 2010 to $21.7 million in 2011. The decrease was due to reductions in: compensation and employee benefits resulting from a reduction in full-time equivalent employees at the Company from 145 in 2010 to 127 in 2011; occupancy and premises expense resulting from lease write-offs for closed offices taken during 2010; FDIC insurance assessments resulting from lower deposit balances and a change made by the FDIC for banks in the assessment base and rate; professional services; and other expense. These were partially offset by an increase in write downs and losses on assets.

During 2011, write downs and losses on assets was $2.1 million and primarily the result of $1.8 million in impairment write downs on OREO and $0.3 million write down of fixed assets, loans held for sale and other investments. OREO write-downs were related to losses on sale of properties and reduced appraised values. During 2010, write down and losses on assets was $1.8 million and primarily resulted from a $0.4 million write down of OREO, a $1.2 million write down of loans held for sale, and a $0.2 million write down of fixed assets related to branch closures.

Total noninterest expense decreased $7.0 million, or 22.6%, from $31.0 million in 2009, to $24.0 million in 2010. The decrease was primarily the result of the following:

·	Compensation and employee benefits decreased $2.8 million, or 21.4%, during 2010 compared to 2009, primarily due to decreased payroll expense, bonuses, group health insurance and a reversal of stock option expense. The total number of full-time equivalent employees decreased from 165 at December 31, 2009 to 145 at December 31, 2010.
·	Professional services costs decreased $1.8 million, or 46.1%, during 2010 compared to 2009 primarily due to the completion of the debt restructuring during 2009, which resulted in lower legal and accounting costs during 2010.
·	Write down of assets was $1.6 million lower in 2010 than in 2009, primarily the result of lower write down of OREO, loans held for sale, and fixed assets related to branch closures.

Income Taxes

The 2009 through 2011 financial statements recognize no tax benefit on the consolidated net operating losses for continuing operations due to significant federal and state net operating loss carryforwards on which the realization of related tax benefits is not more likely than not.

In connection with CIB Marine’s emergence from Chapter 11 bankruptcy at the end of 2009 the then available tax attributes, including federal and state carryforwards, were reduced by the amount of the cancellation of indebtedness income realized. The realization of the remaining federal tax attributes, including net operating loss carryforwards is limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually and $46 million in total, and generally expire in 2029. The applicable state taxing authorities generally follow the federal rules, while the available specific state carryforwards and expiration dates vary by jurisdiction. CIB Marine incurred additional federal and state net operating losses of approximately $7 million and $17 million for the years ended December 31, 2011 and 2010, respectively. These federal losses expire in 2031 and 2030, respectively, and are available to offset future taxable income without limitation.

CIB Marine files income tax returns in the U.S. federal and various state jurisdictions. CIB Marine is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2008, and state tax authorities for years before 2007.

FINANCIAL CONDITION

Overview

In 2011, CIB Marine showed improvement in certain key asset quality measures as nonaccrual loans and net charge-offs declined 39% and 71%, respectively over the related 2010 levels. During 2011, CIB Marine and CIBM Bank reduced their total assets to improve capital ratios. The reductions in assets were used to offset strategic declines in time deposits of $80.8 million. The December 31, 2011 Tier 1 leverage to average assets ratio for CIB Marine improved from 11.80%% at December 31, 2010 to 13.15%. The related ratio for CIBM Bank at December 31, 2011 improved from 10.04% at December 31, 2010 to 10.93%.

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

The amortized cost, fair value adjustment and yield of CIB Marine’s securities are set forth in the following table. The yield on tax-exempt securities has not been adjusted to reflect the tax equivalent basis, since CIB Marine does not expect to realize all of the tax benefits associated with these securities due to substantial losses incurred.

	At December 31,
	2011		2010		2009
	Amount	Yield to Maturity	Amount	Yield to Maturity	Amount	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$7,006	4.59%	$12,527	4.72%	$18,588	4.70%
States and political subdivisions	28,611	5.27	29,306	5.27	30,126	5.26
Trust preferred collateralized debt obligations	8,295	1.17	8,359	0.93	8,535	0.88
Other debt obligations	150	1.00	150	1.00	150	1.21
Residential mortgage-backed securities (agencies)	25,075	4.31	43,106	4.50	67,697	4.86
Residential mortgage-backed securities (non-agencies (1))	23,649	5.16	38,078	5.19	63,103	5.64
Total securities before market value adjustment	92,786	4.56%	131,526	4.66%	188,199	4.99%
Equity security	—	—	—	—	955	—
Available for sale unrealized loss	(3,777)		(4,648)		(6,183)
Total securities available for sale	$89,009		$126,878		$182,971

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Total securities available for sale at December 31, 2011 were $89.0 million, a decrease of $37.9 million, or 29.8%, from $126.9 million at December 31, 2010. The decrease was primarily due to prepayments, repayments and maturities from the existing portfolio. At December 31, 2011, CIB Marine had residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) holdings of $24.8 million par value with a fair value of $22.1 million, down from holdings at December 31, 2010 of $39.3 million par value with a fair value of $36.2 million. The decline of $14.5 million in par value was primarily due to the repayment of principal.

The net unrealized loss on securities available for sale was $3.8 million at December 31, 2011 compared to $4.6 million at December 31, 2010. The net unrealized losses are mainly in trust preferred collateralized debt obligations (“TPCDOs”) and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At December 31, 2011, 7.9% of the securities portfolio consisted of U.S. government agency securities, 54.6% of mortgage-backed securities and 33.6% of obligations of states and political subdivisions compared to 10.2%, 64.1% and 23.2% at December 31, 2010, respectively. The ratio of total securities to total assets was 17.7% and 21.5% at December 31, 2011 and 2010, respectively.

Securities available for sale with a carrying value of $47.1 million and $74.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at December 31, 2011, because CIB Marine does not intend to sell the investment and it is not more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at year end or prior, except for the following: (1) seven residential Non-agency MBS with $0.3 million credit-related OTTI recognized during 2011 and $0.5 million recognized during 2010, and (2) two TPCDOs with no credit-related OTTI recognized during 2011 and $0.1 million recognized during 2010. Additional OTTI may be recognized in the future if performance of the underlying collateral deteriorates more or for a longer period than currently projected, or if CIB Marine decides that it intends to sell, sells or determines that it is more likely than not that it will become required to sell the securities prior to full recovery of their respective amortized cost bases. For more information regarding securities and OTTI see Note 3 to the consolidated financial statements appearing in Item 8 of Part II of this Form 10-K for additional information.

The following table presents the maturities and weighted average yields of securities at December 31, 2011.

	At December 31, 2011
	1 Year and Less		1 to 5 Years		5 to 10 Years		Over 10 Years		Total
	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity	Balance	Yield to Maturity
	(Dollars in thousands)
U.S. government agencies	$7,006	4.59%	$—	—%	$—	—%	$—	—%	$7,006	4.59%
States and political subdivisions	70	5.00	10,338	5.00	14,043	5.33	4,160	5.79	28,611	5.27
Trust preferred collateralized debt obligations	—	—	—	—	—	—	8,295	1.17	8,295	1.17
Other debt obligations	150	1.00	—	—	—	—	—	—	150	1.00
Residential mortgage-backed securities (agencies)	—	—	1,159	4.58	7,178	4.46	16,738	4.23	25,075	4.31
Residential mortgage-backed securities (non-agencies)	—	—	—	—	5,493	4.78	18,156	5.28	23,649	5.16
Total securities before market value adjustment	$7,226	4.52%	$11,497	4.96%	$26,714	4.98%	$47,349	4.23%	$92,786	4.56%
Available for sale unrealized loss									(3,777)
Total securities available for sale									$89,009

Loans Held for Sale

At December 31, 2011 and 2010, loans held for sale were $2.1 million and $6.6 million, respectively. Loan sales of $4.5 million occurred during 2011 and resulted in recognized gains on sale of $0.8 million. At December 31, 2011, loans held for sale totaling $1.4 million were on nonaccrual status compared to $1.1 million at December 31, 2010.

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

Loans, net of the allowance for loan losses, were $341.5 million at December 31, 2011, a decrease of $59.6 million, or 14.9%, from $401.1 million at December 31, 2010, and represented 67.8% and 68.1% of CIB Marine’s total assets at December 31, 2011 and 2010, respectively. The decrease in loans from December 31, 2010 to December 31, 2011 was across all segments except residential real estate, but primarily in the commercial real estate and construction and development loans, predominantly reflecting repayments, collections and the impact of charge-offs.

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

	At December 31,
	2011		2010		2009		2008		2007
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
	(Dollars in thousands)
Commercial	$44,385	12.4%	$53,971	13.0%	$71,921	15.3%	$75,289	13.6%	$63,046	10.6%
Commercial real estate	221,420	62.1	240,491	58.0	243,811	51.9	258,881	46.8	258,265	43.5
Construction and development	17,260	4.8	35,816	8.6	49,795	10.7	86,909	15.7	139,663	23.5
Residential real estate	16,593	4.7	16,005	3.9	19,322	4.1	26,110	4.7	20,938	3.5
Home equity	31,831	8.9	38,896	9.4	46,778	9.9	51,099	9.3	35,470	6.0
Purchased home equity pools	22,646	6.4	26,975	6.5	35,054	7.5	52,154	9.4	73,016	12.3
Other consumer	2,542	0.7	2,620	0.6	2,701	0.6	2,990	0.5	3,241	0.6
Receivables from sale of stock	—	—	—	—	—	—	(51)	(0.0)	(121)	(0.0)
Gross loans	356,677	100.0%	414,774	100.0%	469,382	100.0%	553,381	100.0%	593,518	100.0%
Deferred loan costs	955		1,004		1,286		1,826		1,741
Total loans	357,632		415,778		470,668		555,207		595,259
Allowance for loan losses	(16,128)		(14,645)		(16,240)		(19,242)		(20,706)
Net loans	$341,504		$401,133		$454,428		$535,965		$574,553

During the second quarter of 2011, CIBM Bank closed its Arizona office but continued to service loans generated by the branch. At December 31, 2011, total loans from the prior Arizona office were $46 million including $2.3 million rated special mention, and $9.8 million and $3.5 million rated substandard accrual and substandard nonaccrual, respectively.

Commercial Loans

These represent loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, or other projects. The majority of these borrowers are commercial customers doing business within the Bank’s geographic regions and are generally underwritten individually and secured with the assets of the company, excluding commercial real estate, and/or the personal guarantee of the business owners. The underwriting process focuses primarily on the cash flow from operations and liquidity to repay the debt, but also considers degree of leverage, the type and amount of collateral and the strength of the guarantors. At December 31, 2011, commercial loans totaled $44.4 million and represented 12.4% of gross loans, a decrease of $9.6 million, or 17.8%, from the prior year end. When warranted by the overall financial condition of the borrower, loans may also be made on an unsecured basis. Commercial loans generally have floating interest rates.

Commercial	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$44,385	100.0%	12.4%	$53,971	100.0%	13.0%
Nonaccrual	323	0.7	0.1	2,568	4.8	0.6
Restructured accruing	13	0.0	0.0	—	—	—
Allowance for loan losses	1,417	3.2	0.4	2,691	5.0	0.6
Net charge-offs (recoveries) year-to-date	(159)			671
Provisions (credit) to allowance for loan losses year-to-date	(1,433)			591
Allowance for loan losses/nonaccrual loans		439%			105%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		439 (1)			121 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At December 31, 2011, commercial loans were largely distributed to customers located in Illinois (34%), Indiana (28%), Wisconsin (28%) and Arizona (8%). Nonaccrual commercial loans pertained to customers located exclusively in Illinois. At December 31, 2010, commercial loans were largely distributed to customers located in Illinois (35%), Wisconsin (34%), Indiana (22%) and Arizona (8%). Nonaccrual commercial loans were largely distributed to customers located in Illinois (84%) and Wisconsin (15%).

Provision adjustments for commercial loans were negative due to a decline in balances, improved classifications, an increase in recoveries and a decline in impairments on loans for this segment.

Commercial Real Estate Loans

These consist of loans secured primarily by commercial real estate and include both owner occupied loans and non-owner occupied loans. For income producing properties, the underwriting process focuses on the cash flow available from rents and for other properties on the cash flow from operations available to service the debt; as well for both on the liquidity, the degree of leverage and the strength of the guarantors, if any. Risk is mitigated with a secondary source of repayment by requiring collateral values that exceed the loan amount and underwriting the loan with projected cash flow in excess of the debt service requirement at the time of origination. These loans are made to finance properties of the following types: office, retail, hospital, clinics, multi-family residential, warehouse, strip malls, motels, nursing homes and assisted living and others. They are normally repaid through cash flows related to the operation, sale, or refinance of the property for which CIB Marine primarily holds real property as collateral. CIB Marine may also require other credit enhancements, such as personal and corporate guarantees, on these borrowings. Commercial real estate loans are made at both fixed and variable interest rates. CIB Marine’s underwriting standards generally require that a commercial real estate loan not exceed 80% of the appraised value of the property securing the loan.

Commercial Real Estate	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$221,420	100.0%	62.1%	$240,491	100.0%	58.0%
Nonaccrual	11,277	5.1	3.2	15,755	6.6	3.8
Restructured accruing	8,931	4.0	2.5	3,790	1.6	0.9
Allowance for loan losses	10,471	4.7	2.9	7,466	3.1	1.8
Net charge-offs year-to-date	4,621			3,819
Provisions to allowance for loan losses year-to-date	7,626			4,706
Allowance for loan losses/nonaccrual loans		93%			47%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		187 (1)			137 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At December 31, 2011, commercial real estate loans totaled $221.4 million and represented 62.1% of gross loans. At December 31, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (14%) and Indiana (9%). Nonaccrual commercial real estate loans were distributed to customers located in Illinois (48%), Florida (34%), Arizona (16%), and Wisconsin (2%). At December 31, 2010, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (15%) and Indiana (7%). Nonaccrual commercial real estate loans were distributed to customers located in Arizona (67%), Illinois (18%), Wisconsin (10%) and Indiana (5%).

At December 31, 2011, commercial real estate loans comprised owner occupied real estate properties ($56.4 million) and non-owner occupied real estate properties ($165.0 million); with non-owner occupied property loan types concentrated in office space ($45.9 million), multifamily residential ($23.8 million), retail space ($22.1 million), hospitality ($19.1 million) and nursing homes and assisted living ($11.1 million). At December 31, 2010, commercial real estate loans comprised owner occupied real estate properties ($64.5 million) and non-owner occupied real estate properties ($176.0 million); with non-owner occupied property loan types concentrated in office space ($51.8 million), retail space ($27.8 million), multifamily residential ($24.5 million), nursing homes and assisted living ($12.6 million), and hospitality ($14.6 million).

Commercial real estate loan provisions increased from $4.7 million during 2010 to $7.6 million during 2011 as the amount of impaired loans increased from $17.8 million at year ending 2010 to $26.2 million at year ending 2011. The increase was primarily due to deteriorated conditions in commercial real estate markets and reduced liquidity and cash flows for specific borrowers.

Construction and Development Loans

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

Construction and Development	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$17,260	100.0%	4.8%	$35,816	100.0%	8.6%
Nonaccrual	6,836	39.6	1.9	12,526	35.0	3.0
Restructured accruing	—	—	—	—	—	—
Allowance for loan losses	428	2.5	0.1	873	2.4	0.2
Net charge-offs year-to-date	1,684			7,367
Provisions to allowance for loan losses year-to-date	1,239			6,788
Allowance for loan losses/nonaccrual loans		6%			7%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		1,173 (1)			2,617 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At December 31, 2011, construction and development loans totaled $17.3 million and represented 4.8% of gross loans, a decrease of $18.6 million, or 51.8%, from the prior year end. At December 31, 2011, construction and development loans were largely distributed to customers with properties located in Wisconsin (35%), Illinois (30%), Indiana (20%), Nevada (10%) and Arizona (1%). Nonaccrual construction and development loans were distributed to customers located in Wisconsin (49%), Nevada (26%) and Indiana (20%), Illinois (3%) and Arizona (2%). At December 31, 2010, construction and development loans were largely distributed to customers with properties located in Illinois (34%), Wisconsin (20%), Indiana (17%), Nevada (11%) and Arizona (16%). Nonaccrual construction and development loans were largely distributed to customers located in Nevada (31%), Illinois (29%), Wisconsin (26%) and Indiana (12%).

At December 31, 2011, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($12 million) and non-owner occupied construction loans ($4 million), with the majority of the latter concentrated in condominium and townhome property types ($2 million). At December 31, 2010, construction and development loans also primarily comprised loans for properties with vacant land held for future commercial or residential development ($23 million) and non-owner occupied construction loans ($7 million), with the majority of the latter concentrated in condominium and townhome property types ($6 million).

Nonaccrual construction and development loans declined by $5.7 million in 2011 compared to 2010, but increased as a percent of segment balances due to reduced overall balances. The allowance for loan losses declined for construction and development loans from $0.9 million at year end 2010 to $0.4 million at year end 2011, resulting from the significant decline in total balances of such loans over the same period.

Residential Real Estate, Home Equity and Other Consumer Loans

Total consumer and residential loans were $51.0 million at December 31, 2011, and represented 14% of total gross loan credit exposure. The consumer and residential portfolio was diversified as follows:

Residential real estate Residential real estate loans include first lien mortgage loans for the purchase and refinance of one-to-four family residential properties used as primary or secondary residences or as rental properties. Loans are made at both fixed and adjustable rates. CIB Marine’s underwriting standards generally require the loan-to-value (“LTV”) to be 80% or less, borrower debt-to-income ratio (“DTI”) to be 40% or less without certain compensating factors, borrower’s proof of income and employment to be provided and verified, borrower’s credit record to be free of derogatory credit experience in the past twelve months and their Fair Isaac Corporation (“FICO”) score to be 650 or higher. Terms to lend are generally less favorable the weaker the borrower’s credit standing. At December 31, 2011, residential real estate loans not held for sale totaled $16.6 million and represented 4.7% of gross loans, compared to $16.0 million, or 3.9%, at December 31, 2010.

Residential Real Estate (1-4 Family First Lien)	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$16,593	100.0%	4.7%	$16,005	100.0%	3.9%
Nonaccrual	592	3.6	0.2	1,314	8.2	0.3
Restructured accruing	167	1.0	0.0	171	1.1	0.0
Allowance for loan losses	344	2.1	0.1	351	2.2	0.1
Net charge-offs (recoveries) year-to-date	1			(42)
Credit to allowance for loan losses year-to-date	(6)			(145)
Allowance for loan losses/nonaccrual loans		58%			27%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		134 (1)			50 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At December 31, 2011 and 2010, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Arizona and Wisconsin.

Nontraditional Residential Real Estate. Residential real estate loans do not include nontraditional mortgage loans (i.e. pay-option, reverse mortgages or interest only) and where the LTV at origination is greater than 90% but less than or equal to 100% without private mortgage insurance.

Subprime Loans. Consistent with CIB Marine’s loan policy, none of the residential real estate loans include sub-prime originated loans (i.e. loans originated with FICO scores less than 640). A limited amount (less than 10%) of residential real estate were originated with FICO scores between 640 and 660 but none of these were originated with an LTV above 100% and other credit conditions were required to be met.

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

Home equity loan underwriting guidelines consider, but are not limited to, the following: borrower payment history with CIB Marine and others, the length and stability of the borrower’s employment, derived debt-to-qualified-income ratio and collateral value. In general, cumulative LTVs are not to exceed 80%, and depending on the ratio of each, the minimum FICO score is 640 and the maximum DTI ratio is 40%. During the fourth quarter of 2011 CIB Marine changed its underwriting standards to lend up to 90% LTV but only for borrowers showing stronger FICO and DTI ratios. Exceptions may be authorized under CIB Marine’s loan policy. As a general practice, CIB Marine does not originate sub-prime home equity loans and lines of credit. Prior to 2009, DTIs of up to 55% and LTVs of up to 100% were acceptable for borrowers that met certain other criteria. Home equity lines of credit are generally revolving lines with five year draw periods and variable rates indexed to the prime lending rate. Home equity term loans are fixed rate with amortization terms of up to 30 years and maturity dates of up to 15 years.”

Home Equity (Line and Term Loans)	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$31,831	100.0%	8.9%	$38,896	100.0%	9.4%
Nonaccrual	504	1.6	0.1	1,263	3.2	0.3
Restructured accruing	1,077	3.4	0.3	986	2.5	0.2
Allowance for loan losses	964	3.0	0.3	856	2.2	0.2
Net charge-offs year-to-date	1,330			878
Provisions to allowance for loan losses year-to-date	1,438			674
Allowance for loan losses/nonaccrual loans		191%			68%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		684 (1)			69 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At December 31, 2011 and 2010, home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin, Indiana and Arizona.

Nontraditional and Subprime Loans. The home equity loans include some loans with interest only periods, but none with pay option or reverse mortgage terms. Consistent with CIB Marine’s loan policy, none of the home equity loans include sub-prime originated loans (i.e. loans originated with FICO scores less than 640). A limited amount (less than 10%) of home equity loans were originated with FICO scores between 640 and 660 but none of these were originated with an LTV above 100%, and other credit conditions were required to be met.

Other consumer loans These are primarily single-pay or installment loans to in-market customers. Underwriting of these loans focuses on debt-to-income, repayment experience and status, the source and stability of income and liquidity at the time of origination.

Other Consumer	December 31, 2011			December 31, 2010
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$2,542	100.0%	0.7%	$2,620	100.0%	0.6%
Nonaccrual	63	2.5	0.0	—	—	—
Restructured accruing	86	3.4	0.0	114	4.4	0.0
Allowance for loan losses	79	3.1	0.0	59	2.3	0.0
Net charge-offs year-to-date	18			43
Provisions to allowance for loan losses year-to-date	38			38
Allowance for loan losses/nonaccrual loans		125%			NA
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		NA			NA

At December 31, 2011, other consumer loans were largely distributed to customers located in Wisconsin (33%), Illinois (27%), Indiana (18%) and Arizona (7%) and Florida (7%). At December 31, 2010, other consumer loans were largely distributed to customers located in Wisconsin (38%), Illinois (23%), Indiana (19%) and Arizona (11%).

Nontraditional and Subprime Loans. The other consumer loans include some loans with interest only periods. Consistent with CIB Marine’s loan policy, none of the other consumer loans include sub-prime originated loans (i.e. loans originated with FICO scores less than 640). A limited amount (less than 10%) of other consumer loans were originated with FICO scores between 640 and 660 but other credit conditions were required to be met.

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

The table below displays many of the factors that contributed to the establishment of an appropriate allowance for loan losses for the purchased home equity pools:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Purchased Home Equity Pools
Loan balance	$22,646	$26,975	$35,054	$52,154	$73,016
Beginning allowance for loan losses	$2,349	$3,861	$4,525	$5,299	$1,070
Net (charge-offs) recoveries (1)	2,597	(4,205)	(11,480)	(12,053)	(1,923)
Provisions (credit)	(2,521)	2,693	10,816	11,279	6,152
Ending allowance for loan losses	$2,425	$2,349	$3,861	$4,525	$5,299
Ending allowance for loan losses/loan balance	10.71%	8.71%	11.02%	8.68%	7.26%

Economic conditions
Delinquency (2)	5.9%	6.8%	7.9%	9.0%	4.7%
Unemployment rate annual average(3)	9.0%	9.6%	9.3%	5.8%	4.6%
Nonfarm payroll year on year change (3)	$1,640	$940	$(5,063)	$(3,600)	$1,092
U.S. home price index year on year % change (3)	(3.40)%	(2.40)%	(3.09)%	(18.61)%	(9.03)%

(1)	During the second quarter of 2008 the charge-off policy for loans in the purchased home equity pools was changed so that at 90 days past due loans were charged-off.
(2)	Delinquency is the percent of total loans delinquent 27 or more days and less than 89 days.
(3)	Sources: Unemployment rate - US Department of Labor, Nonfarm Payroll - US Department of Labor, U.S. Home Price Index - Case-Shiller (2011 is year on year ending October 2011).

The purchased home equity pools totaled $22.6 million at December 31, 2011 compared to $27.0 million at December 31, 2010. The reduction in balances during 2011 of $4.4 million resulted from payments of $1.8 million and charge-offs of $2.6 million. The allowance for loan losses for the home equity loan pools was $2.4 million or 10.71% of remaining balances at December 31, 2011, and $2.3 million or 8.71% of remaining balances at December 31, 2010. At December 31, 2011 and 2010, the amount of loans past due 30 to 89 days and still accruing interest was $0.7 million and $0.8 million, respectively. At December 31, 2011 and 2010, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%), Illinois (4%) and Minnesota (4%).

From the year end 2010 to 2011, delinquencies subsided as employment conditions improved modestly. However, over the second half of 2011, delinquencies and the charge-off rates from delinquent loans both deteriorated. Although non-farm payrolls grew at a higher rate during 2011 versus 2010, home prices declined year-on-year at a faster pace and unemployment rates remained elevated. These negative factors in delinquencies over the last six months of 2011, the increase in charge-off rates from delinquent loans, and the continued faster rate of decline in housing prices contributed to an increase in the allowance for loan losses to loan ratio from 8.71% at December 31, 2010 to 10.71% at December 31, 2011. As of December 31, 2011, 94% of the outstanding balances in this loan segment were current in contractual payments, an improvement over December 31, 2010 of 93%. The amount of previously charged-off loans that had an improved payment performance record and represented potential future recoveries as of December 31, 2011, declined to $2.4 million compared to $3.1 million as of December 31, 2010.

Nontraditional and Subprime Loans. The purchased home equity pools include some loans with interest only periods, but none with pay option or reverse mortgage terms. Consistent with CIB Marine’s loan policy, none of the purchased home equity pools loans include sub-prime originated loans (i.e. loans originated with FICO scores less than 640). A limited amount (less than 10%) of purchased home equity pool loans were originated with FICO scores between 640 and 660 but none of these were originated with an LTV above 100%, and other credit conditions were required to be met.

Loan Maturities

The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories at December 31, 2011. Maturities are based upon contractual terms of the underlying loans and amounts exclude assets of companies held for sale.

	At December 31, 2011
	1 year and less	1 to 5 Years	Over 5 years	Total
	(Dollars in thousands)
Commercial	$24,474	$19,388	$523	$44,385
Commercial real estate	74,051	118,161	29,208	221,420
Construction and development	10,214	6,893	153	17,260
Residential real estate	1,889	3,249	11,455	16,593
Home equity	2,861	10,706	18,264	31,831
Purchased home equity pools	—	—	22,646	22,646
Other consumer	1,568	921	53	2,542
Total gross loans	$115,057	$159,318	$82,302	$356,677
Sensitivity to changes in interest rates
Fixed rates	58,878	123,059	57,136	239,073
Variable rates	56,179	36,259	25,166	117,604
Total gross loans	$115,057	$159,318	$82,302	$356,677

Credit Concentrations

At December 31, 2011 and 2010, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At December 31, 2011 and 2010, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
December 31, 2011
Real estate, rental & leasing	$146.6	41%	228%
Construction	26.8	8	42
Health care & social assistance	24.0	7	37
Accommodation & food services	23.7	7	37

December 31, 2010
Real estate, rental & leasing	$180.0	43%	262%
Construction	37.0	9	54
Health care & social assistance	28.3	7	41
Accommodation & food services	24.6	6	36

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

Loan Approval. The approval process for a loan depends upon the size of the borrowing relationship. Depending on the size, new loans and modifications or renewals of existing loans are approved either under a signature authority matrix or by the Executive Loan Committee, as created by the Board of Directors. In general, loans are approved under a sponsor/approver system (signature matrix) under which the Executive Loan Committee has granted pre-approved limits for individual lenders and credit department staff. The line personnel sponsor the credit and the credit department personnel approve the credit up to their assigned authority. The Executive Loan Committee reviews and approves all loans, renewals or modifications of existing loans to a borrower, or a related group of borrowers, which are individually or in the aggregate $1.5 million or greater, including existing credits to such a borrower or related group of borrowers. CIB Marine further targets relationship exposures of $5.0 million or less, except under certain circumstances. CIB Marine’s President and CEO, and CCO continue to hold veto authority over any loan. CIB Marine believes that these procedures provide adequate controls to monitor and evaluate credit concentrations.

Credit Risk. The Commercial Segments comprise almost 80% of total loan balances. The commercial real estate segment was the largest portfolio loan segment at December 31, 2011 and 2010, comprising 62% and 58%, respectively. Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Credit risk is managed in a similar manner for commercial real estate and construction and development loans, by employing sound underwriting guidelines, lending primarily to borrowers in local markets (at the date of origination) and businesses with established track records of quality construction, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. The credit risk associated with commercial real estate and construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. Construction and development loans are subject to progress inspections and controlled advances. Speculative construction loans are maintained at a minimum, with a majority of such loans requiring pre-sale contracts or specified lease-up thresholds prior to construction commencement. Personal guarantees by principals of borrowing entities are a standard requirement and loans are typically variable rate with the rate set as a spread to either the prime lending rate or the 1-to-12 month U.S. Dollar London Interbank Offered Rate (“LIBOR”) for construction and development loans and fixed or variable rates with maturities of typically five years or less for commercial real estate. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause the LTV to increase and diminish CIB Marine’s or the Bank’s equity cushion on both an individual loan and portfolio basis.

Generally, for commercial real estate transactions CIBM Bank requires a LTV ratio of 80% or less depending on the property type of the lesser of cost or appraised value and 65% for undeveloped land, 75% for developed land, and 80% for other construction and development loans. In addition, multifamily residential properties require a LTV ratio of 85% or less. A borrower’s ability to repay is analyzed and policy generally calls for a minimum ongoing cash flow to debt service requirement of 1.20 to 1, although many loans exceed this at origination. A board approved list of licensed commercial real estate appraisers is maintained. Each appraisal is scrutinized in an effort to ensure compliance with established appraisal guidelines and conformity with current comparable market values. CIBM Bank generally requires personal guarantees on loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual business and personal financial statements. Interest rate risk to CIBM Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. In addition, loan amortization terms may be approved for up to a maximum number of months depending on the type of credit but not greater than 360 months for any loan, and maturity dates are generally five years or less, although exceptions are made. When the maturity term is less than the amortization term, the loan generally has a balloon payment due at the end of the term.

Credit risk for residential real estate, home equity and other consumer loans is generally influenced by general economic conditions, the income and employment of individual borrowers and the type and market value of loan collateral. Risks of loss are generally on smaller average balances per loan compared to commercial purpose loans and spread over many borrowers. Once charged-off, there is usually less opportunity for recovery on home equity and other consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions. Residential loans have amortization terms up to 360 months with maturity dates up to ten years. Interest rates can be either fixed rate or adjustable annually as a spread to the one-year U.S. Treasury or LIBOR rates after an initial period that can be from one to ten years. Home equity loans are either lines of credit with interest rates that are adjustable monthly and set as a spread to the prime lending rate or fixed rate with amortization terms up to 360 months and maturity dates up to 15 months. Consumer loans are generally variable rate lines of credit, overdraft protection accounts, or fixed rate with terms, depending on the collateral and type, of up to six years.

Credit risk for the purchased home equity pool loans is greatly influenced by local and national economic trends, including unemployment rates and home prices.

Loan Review. CIB Marine’s loan review function is responsible for assessing the credit quality of the loan portfolio, timely and accurate assignment of credit risk ratings, monitoring adherence to underwriting standards and identifying problem loans and problem loan areas. Loan reviews include a comprehensive assessment of collateral and debt service ability. These analyses also include an evaluation of geographic, industry and other credit risks. In general, loans selected for loan review for the Commercial Segments include a significant portion of loans greater than $1.0 million and all loans greater than $1.7 million, all nonaccrual, impaired, past due greater than 90 day, special mention, substandard and doubtful loans greater than $0.5 million, samples of new loans, and samples of loans that are part of an industry concentration. For residential real estate, home equity and other consumer loans a sample is selected for those loans that do not fall into the Commercial Segments selection criteria. CIB Marine has engaged knowledgeable outside vendors, approved by the Board of Directors, to perform loan reviews annually, with the most recent review having been performed during the third quarter of 2011. Management compares the results of such reviews to its own internal analysis and utilizes the results in support of current credit risk ratings and classifications.

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

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate (see Note 4 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K). These credit risk ratings are then ratified by CIB Marine and CIBM Bank’s CCO and are presented in summary form to the Board of Directors. Credit risk ratings are determined by evaluating a number of factors, including the borrower’s financial strength, cash flow coverage, collateral protection and guarantees. A third party loan review firm independently reviews a significant portion of the loan portfolio to evaluate the appropriateness of the management-assigned credit risk ratings. These ratings are subject to further review by the applicable regulatory authority, including the FDIC and the IDFPR.

CIB Marine’s problem loan reporting system automatically includes all loans with special mention or worse. This system is designed to provide an on-going detailed tracking mechanism for each problem loan. Once management determines that a loan has deteriorated to a point where it has special mention or worse, credit administration performs an overall credit and collateral review. As part of this review, all underlying collateral is identified and the valuation methodology is analyzed and tracked. As a result of this initial review, the credit risk rating is reviewed and a portion of the outstanding loan balance may be deemed uncollectible or an impairment reserve may be established. In the case of commercial real estate collateral, an independent third party appraisal may be ordered to determine if there has been any change in the underlying collateral value. These independent appraisals are reviewed and may be adjusted depending upon market conditions. An appraisal is generally ordered at least once a year for these loans, or more often if market conditions dictate. In the event that the underlying value of the collateral cannot be easily determined, a detailed valuation methodology is prepared.

Through the credit risk rating process, loans are reviewed to determine if they are performing in accordance with the original contractual terms. If the borrower has failed to comply with the original contractual terms, further action may be required by CIBM Bank, including a downgrade in the credit risk rating, movement to nonaccrual status, a charge-off or the establishment of a specific impairment reserve. In the event a collateral shortfall is identified during the credit review process, CIBM Bank will work with the borrower for a principal reduction and/or a pledge of additional collateral and/or additional guarantees. In the event that these options are not available, the loan may be subject to a downgrade of the credit risk rating. If it is determined that a loan amount or portion thereof, is uncollectible the loan’s credit risk rating is immediately downgraded to substandard-nonaccrual and the uncollectible amount is charged-off. Any loan that has a partial charge-off continues to be classified as substandard-nonaccrual for the duration of time that a balance remains outstanding. An ongoing analysis is performed to determine if additional impairment and/or charge-offs are appropriate and to begin a workout plan for the credit to minimize actual losses.

CIB Marine’s appraisal policy is that the useful life of an appraisal or real estate valuation will vary depending upon the circumstances of the property, the marketplace, and the underlying LTV ratio. Existing appraisals can be used if they are less than one year old and if there have been no obvious or material negative changes in market conditions or physical aspects of the property. Factors causing material negative changes to reported values may include (1) the passage of time, (2) market volatility, and/or (3) availability and pricing of financing. Given that there have been significant negative material changes due to the ongoing economic environment, and in particular in the real estate markets, CIB Marine may order updated appraisals at the time a borrower begins to show financial stress. This typically coincides with management’s reassessment of the borrower’s creditworthiness and results in a downgrade within CIB Marine’s credit risk rating system.

In calculating the fair value of collateral for collateral-dependent loans, which is used in determining the adequacy of the allowance for loan losses, CIB Marine requires 5% to 10% discounts from appraised value for selling expenses in measuring impairment. In addition, the appropriateness of appraisals that are more than six months old are considered in evaluating impairment for these collateral-dependent loans. Items considered in determining the appropriateness of adjustments to these appraisals include further recent local market deterioration, the market conditions, the quality of the appraisal, the property type and condition, and other valuations or sales of comparable properties. Depending on these factors, appraisal values in excess of six months have typically been discounted by 10% to 20%, before taking into consideration estimated expense to sell, in determining impairment for collateral-dependent loans. If these loans are on nonaccrual status, greater emphasis is placed on liquidation value as a basis for identifying potential impairment.

If, based on current information and events, it is probable that CIB Marine will be unable to collect all amounts due to it according to the contractual terms of the loan agreement; a specific reserve in the amount of its impairment is established. In determining the appropriate charge-off for collateral-dependent loans, CIB Marine considers the results of appraisals for the associated collateral.

Commercial Segment loans are returned to an accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence in the credit analysis, the borrower’s successful past performance, or once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan. Cash payments received on nonaccrual loans are generally applied to reduce loan principal.

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

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	At December 31, (1)
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$323	$2,568	$2,642	$1,792	$1,855
Commercial real estate	11,277	15,755	19,649	890	2,814
Construction and development	6,836	12,526	24,678	11,413	11,378
Residential real estate	592	1,314	3,083	969	393
Home equity	504	1,263	760	—	—
Purchased home equity pools	—	—	—	—	2,416
Other consumer	63	—	—	8	10
	19,595	33,426	50,812	15,072	18,866
Loans held for sale	1,375	1,112	7,056	2,025	—
Total nonaccrual loans	20,970	34,538	57,868	17,097	18,866
OREO	7,088	5,314	830	980	1,344
Total nonperforming assets	$28,058	$39,852	$58,698	$18,077	$20,210
Restructured loans accruing (1)
Commercial	$13	$—	$—	$—	$—
Commercial real estate	8,931	3,790	—	—	—
Residential real estate	167	171	—	—	—
Home equity	1,077	986	438	—	—
Purchased home equity pools	432	483	—	—	—
Other consumer	86	114	393	—	—
	$10,706	$5,544	$831	$—	$—

Ratios
Nonaccrual loans to total loans (2)	5.48%	8.04%	10.80%	2.71%	3.17%
OREO to total assets (3)	1.41	0.90	0.12	0.11	0.13
Nonperforming assets to total assets (2) (3)	5.29	6.59	7.29	1.77	2.01
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (2)	8.47	9.37	10.97	2.90	3.18
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (2) (3)	7.42	7.53	7.40	1.89	2.02

(1)	During 2010, CIB Marine modified its definition of nonperforming assets to exclude accruing restructured loans. Prior periods presented have been adjusted for this reclassification.
(2)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans accruing and 90 days or more past due and still accruing loans.
(3)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.

Almost all nonaccrual loans are considered to be impaired. Restructured loans are considered impaired but may be on accrual status. During 2008, CIB Marine began charging off 100% of the outstanding principal balance of each loan in the purchased home equity pools when it becomes 90 days past due. As a result of this policy, none of the loans in the purchased home equity pools were classified as nonaccrual at December 31, 2011. Total loans considered impaired and their related reserve balances at December 31, 2011 and 2010 follow:

	At December 31,
	2011	2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$13,257	$24,536
Impaired loans with a specific allowance	23,026	12,507
Total impaired loans	$36,283	$37,043
Specific allowance related to impaired loans	$5,528	$3,877

Information that may be used to determine whether a loan is impaired includes, but is not limited to: (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations. The triggering events or other facts and circumstances that impact CIB Marine’s decision to charge-off all or a portion of a loan, rather than to record a reserve with respect to the loan, are based on similar events or circumstances based on accounting and regulatory guidance.

At December 31, 2011, CIB Marine had seven borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $15.2 million, or 77.6%, of nonaccrual loans excluding those held for sale. At December 31, 2010, CIB Marine had ten borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $25.0 million, or 74.8%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million at December 31, 2011 were geographically distributed as follows:

·	$4.8 million in Illinois consisting of one relationship
·	$2.3 million in Wisconsin consisting of two relationships
·	$3.8 million in Florida consisting of one relationship
·	$1.8 million in Nevada consisting of one relationship
·	$1.3 million in Indiana consisting of one relationship
·	$1.2 million in Arizona consisting of one relationships

Commercial real estate and construction and development loans have been the primary contributors to the elevated levels of nonaccrual loans over the past three years and continued to make up the majority of CIB Marine’s nonaccrual loans at December 31, 2011 and 2010. Elevated vacancy rates and depressed real estate values have contributed significantly to the elevated levels of net charge-offs and the increase in the provision for loan losses that CIB Marine experienced over the past four calendar years including 2011. Although tentative, signs of improvement in the economy could indicate stabilization in the real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans decreased $13.8 million, from $33.4 million at December 31, 2010 to $19.6 million at December 31, 2011. The net decrease in nonaccrual loans was primarily due to a decrease in nonaccrual loans in the construction and development and commercial loan segments. Nonaccrual commercial real estate loans represented 58% and 47% of total nonaccrual loans at December 31, 2011 and December 31, 2010, respectively. The ratio of nonaccrual loans to total loans was 5.5% at December 31, 2011 compared to 8.0% at December 31, 2010. Foregone interest on nonaccrual loans reduced interest income by $1.9 million, $2.4 million and $1.7 million during 2011, 2010 and 2009, respectively.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At December 31, 2011 and 2010, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale was 53.2% and 37.6% at December 31, 2011 and 2010, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 254% and 152% at December 31, 2011 and December 31, 2010, respectively.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

Troubled Debt Restructuring

Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Most often, loans are classified as nonaccrual according to CIB Marine’s nonaccrual policy when initially restructured as a TDR.

CIB Marine utilizes a multiple note A/B structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes (A & B), where Note A is established at a size and with market terms that provide a reasonable assurance of repayment and of performance with the modified terms based on the borrower’s financial conditions and collateral values, and Note B is established at non-market rates and terms that alleviate the debt service requirements for the borrower and is often, but not always, reclassified as loss and fully charged-off (although still outstanding with the borrower). As a result, the likelihood of performance under the Note A portion is improved, averting further collection or foreclosure action. The charged-off Note B may be recoverable if borrower conditions improve and recoveries are received in the future. Note A may improve in classification with the restructure if the borrower had demonstrated repayment performance and continued performance is expected. If these criteria are not met, then Note A and Note B are placed on or maintained on a non-accrual status, and classification is not improved. If Note B is not fully charged-off, then Note A cannot remain on or be restored to accrual status until such time as the financial conditions with the borrower improves, the borrower is able to bring both loans current for at least six months and CIBM Bank is able to attain reasonable assurance of repayment and of performance with the modified terms of both Note A and Note B. There are situations where multiple note troubled debt restructures are based on new financial information regarding a borrower of an accrual status loan that has been current with their loan payments for an extended period of time of at least six months, and based on documented credit analysis it is expected to continue to meet the terms of Note A after the loan modification. In these situations Note A may remain on accrual status. Note A and B are classified as troubled debt restructurings initially. If Note A was at a market rate, it may be removed from the troubled debt restructure classification during the year following its compliance with the modified terms and, based on CIB Marine’s evaluation, it is determined that there is a reasonable assurance of repayment and of performance according to the modified terms.

During 2011, CIB Marine had restructured $1.4 million in pre-restructured loan balances using multiple notes. Post-restructuring, $0.4 million of those respective balances remained classified but continued on accrual status due to demonstrated repayment performance and reasonable assurance of continued repayment under the modified terms. The remaining $1.0 million of those balances were charged-off. During the 2010, CIB Marine restructured $2.6 million in pre-restructured loan balances using multiple notes. Post-restructuring, $1.2 million was classified with the full amount on nonaccrual status (since the restructuring did not result in Note B being fully charged-off) and $1.4 million was charged-off.

The following schedule provides the outstanding balances of CIB Marine’s TDR loans.

Troubled Debt Restructures Migration for the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$3,790	$—	$171	$986	$483	$114	$5,544
Additions:
New restructured	—	2,900	—	—	165	—	—	3,065
Transfer to accrual	13	6,409	—	—	73	—	—	6,495
Total additions	13	9,309	—	—	238	—	—	9,560
Deductions:
Principal payments	—	(962)	—	(4)	(35)	(51)	(28)	(1,080)
Net charge-offs	—	(2,282)	—	—	(69)	—	—	(2,351)
Transfer to nonaccrual	—	(924)	—	—	—	—	—	(924)
Removed from restructured	—	—	—	—	(43)	—	—	(43)
Total deductions	—	(4,168)	—	(4)	(147)	(51)	(28)	(4,398)
Balance December 31, 2011	$13	$8,931	—	$167	$1,077	$432	$86	10,706

Nonaccrual
Balance beginning period	$16	$10,147	$2,399	$834	$703	$—	$—	$14,099
Additions:
New restructured	—	638	209	67	173	—	63	1,150
Transfer to nonaccrual	—	924	—	—	—	—	—	924
Total additions	—	1,562	209	67	173	—	63	2,074
Deductions:
Principal payments	(3)	(1,055)	(1,146)	(19)	(24)	—	—	(2,247)
Net charge-offs	—	(2,369)	(55)	—	(276)	—	—	(2,700)
Transfer to OREO	—	(248)	—	(30)	—	—	—	(278)
Transfers to accrual	(13)	(6,409)	—	—	(73)	—	—	(6,495)
Removed from restructured	—	—	—	(616)	—	—	—	(616)
Total deductions	(16)	(10,081)	(1,201)	(665)	(373)	—	—	(12,336)
Balance December 31, 2011	$—	$1,628	$1,407	$236	$503	$—	$63	$3,837

Total
Balance beginning period	$16	$13,937	$2,399	$1,005	$1,689	$483	$114	$19,643
Additions:
New restructured	—	3,538	209	67	338	—	63	4,215
Deductions:
Principal payments	(3)	(2,017)	(1,146)	(23)	(59)	(51)	(28)	(3,327)
Net charge-offs	—	(4,651)	(55)	—	(345)	—	—	(5,051)
Transfer to OREO	—	(248)	—	(30)	—	—	—	(278)
Removed from restructured	—	—	—	(616)	(43)	—	—	(659)
Total deductions	(3)	(6,916)	(1,201)	(669)	(447)	(51)	(28)	(9,315)
Balance December 31, 2011	$13	$10,559	$1,407	$403	$1,580	$432	$149	$14,543

Potential Problem Loans

“Potential Problem Loans” are those Commercial Segment loans classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. The level of Potential Problem Loans is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. At December 31, 2011, Potential Problem Loans in the Commercial Segments totaled $16.8 million compared to $16.2 million at December 31, 2010. The composition at December 31, 2011 included $15.7 million, $0.3 million and $0.8 million in commercial real estate, construction and development and commercial respectively, compared to $12.8 million, $3.2 million and $0.2 million at December 31, 2010, respectively. Although substantial progress has been made in reducing nonperforming loans, management continues to have heightened levels of concern for potential future provisions necessary for loans losses given the potential pace, magnitude and duration at which commercial purpose loans and related collateral may deteriorate.

Allowance for Loan Losses

CIB Marine monitors and maintains an allowance for loan losses to absorb probable incurred losses that can be reasonably estimated in the loan portfolio. The allowance is increased by the amount of provision for loan losses and recoveries of previously charged-off loans, and is decreased by the amount of loans charged-off and reversal of prior provisions. The allowance is also increased or decreased for a change in the credit quality of segments of the portfolio. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable incurred credit losses in the loan portfolio at the balance sheet date. Management’s allowance methodology includes an impairment analysis on specifically identified loans defined as impaired by CIB Marine and an assessment of groups of loans evaluated collectively for impairment, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a Critical Accounting Policy. See the section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy and additional disclosures in Notes 1 and 4 to the consolidated financial statements appearing as Item 8 of Part II of this Form 10-K, and information on loans, nonperforming assets and potential problem loans within this Item 7 of this Form 10-K.

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans evaluated collectively for impairment was $10.6 million and $10.8 million at December 31, 2011 and December 31, 2010, respectively, or 3.31% and 2.85% of the respective loan balances. The decrease in amount was attributable to the reduced balances of the loans assessed collectively for impairment due to paydowns, charge-offs and transfers to loans measured individually for impairment. The increase in the allowance percent resulted from elevated probable incurred losses in the portfolio caused by qualitative factors including economic conditions in Arizona for commercial real estate loans and increased loss rates in home equity and purchased home equity loans.

The allowance for loans evaluated individually for impairment was $5.5 million and $3.9 million at December 31, 2011 and 2010, respectively, or 15.2% and 10.5% of the respective loan balances. The increase in amount and percent is primarily related to the increase in impaired commercial real estate loans. The current carrying value of impaired loans at December 31, 2011 is approximately 68% of contractual principal compared to 64% at the end of 2010. At December 31, 2011, the total of the allowance for loan losses for impaired loans plus all prior net charge-offs taken against those impaired loans is $11.7 million, or 26% of contractual principal compared to $18.6 million or 36% at December 31, 2010. This change reflects the reduced amount and percent of impaired loans comprising construction and development loans which have had on average a higher charge-off rate earlier in their migration due to their propensity for collateral dependency in a deteriorated real estate market.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes, all periods presented exclude the assets of companies held for disposal at the end of period and companies that were sold during the period.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$14,645	$16,240	$19,242	$20,706	$20,906
Loans charged-off:
Commercial	—	(763)	(422)	(1,359)	(939)
Commercial real estate	(5,390)	(4,724)	(5,236)	(994)	(4,985)
Construction and development	(2,027)	(7,369)	(11,291)	(9,722)	(27)
Residential real estate	(1)	(2)	(540)	(807)	(198)
Home equity	(1,392)	(942)	(1,650)	(230)	(30)
Purchased home equity pools	(2,639)	(4,821)	(11,700)	(12,379)	(1,985)
Other consumer	(19)	(46)	(22)	(67)	(28)
Total loans charged-off	(11,468)	(18,667)	(30,861)	(25,558)	(8,192)
Recoveries of loans charged-off:
Commercial	159	92	237	425	663
Commercial real estate	769	905	2	992	307

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Construction and development	343	—	—	46	531
Residential real estate	—	44	1	87	7
Home equity	62	66	23	2	—
Purchased home equity pools	5,236	616	221	325	62
Other consumer	1	4	2	11	9
Total loans recoveries	6,570	1,727	486	1,888	1,579
Net loans charged-off	(4,898)	(16,940)	(30,375)	(23,670)	(6,613)
Provision for (reversal of) loan losses:
Commercial	(1,433)	591	912	746	(515)
Commercial real estate	7,626	4,706	7,228	(2,182)	(1,412)
Construction and development	1,239	6,788	6,238	11,048	2,247
Residential real estate	(6)	(145)	(81)	247	201
Home equity	1,438	674	2,241	1,091	611
Purchased home equity pools	(2,521)	2,693	10,816	11,279	5,276
Other consumer	38	38	19	48	5
Total provision for (reversal of) loan losses	6,381	15,345	27,373	22,277	6,413
Allowance for loan loss sold	—	—	—	(581)	—
Transfer from accrual for unfunded standby letters of credit for funded standby letters of credit	—	—	—	510	—
Balance at end of year	$16,128	$14,645	$16,240	$19,242	$20,706
Ratios
Allowance for loan losses to total loans	4.51%	3.52%	3.45%	3.47%	3.48%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	53.23	37.58	31.45	119.43	109.37
Net charge-offs (recoveries) to average total loans:
Commercial	(0.33)	1.15	0.24	1.20	0.45
Commercial real estate and construction and development loans	2.44	3.88	4.93	2.41	1.02
Residential real estate, home equity and other consumer	(1.63)	5.78	12.49	10.32	1.92
Total loans	1.28	3.90	5.82	3.90	1.14
Recoveries to loans charged-off	57.29	9.25	1.57	7.39	19.27

___________

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$1,417	12.4%	$2,691	13.0%	$2,771	15.3%	$2,045	13.6%	$2,233	10.6%
Commercial real estate	10,471	62.1	7,466	58.0	6,579	51.9	4,585	46.8	6,769	43.5
Construction and development	428	4.8	873	8.6	1,453	10.7	6,506	15.7	5,134	23.5
Residential real estate	344	4.7	351	3.9	454	4.1	593	4.7	635	3.5
Home equity	964	8.9	856	9.4	1,059	9.9	923	9.3	563	6.0
Purchased home equity pools	2,425	6.4	2,349	6.5	3,861	7.5	4,525	9.4	5,299	12.3
Other consumer	79	0.7	59	0.6	63	0.6	65	0.5	73	0.6
Total allowance	$16,128	100.0%	$14,645	100.0%	$16,240	100.0%	$19,242	100.0%	$20,706	100.0%

At December 31, 2011, the allowance for loan losses was $16.1 million or 4.51% of total loans compared to $14.6 million, or 3.52% of total loans at December 31, 2010. The increase since year end 2010 is primarily attributable to a $3.0 million increase in the allowance for commercial real estate loans caused by an increase in provisions for deteriorated credit and qualitative factors including economic conditions, offset by reductions in the allowance for commercial loans and construction and development loans as a result of reduced balances and reduced Special Mention and Substandard loans in these categories as shown in the accompanying tables and Note 4 of the consolidated financial statements in Part II of Item 8 of this Form 10-K. The allowance for loan losses, excluding any allowance for purchased home equity pools, increased $1.4 million from December 31, 2010 to December 31, 2011 and the ratio of the allowance for loan losses to total loans, excluding the purchased home equity pools, increased to 4.10% from 3.17% over the same period.

Residential real estate value growth has been weak during 2011, declining 3.4% year-on-year through October 2011 (as indicated by the Case-Schiller Composite 20 City Home Price Index for the United States of America). Using the same source, home prices had declined 2.4% during 2010 and 3.1% during 2009. In addition, although the unemployment rate (as reported by the U.S. Department of Labor) improved to 8.5% for the month of December 2011 compared to 9.4% for the month of December 2010, the rate continues to be elevated.

The allowance for loan losses for the purchased home equity loan pools was $2.4 million or 10.7% of remaining balances at December 31, 2011, compared to $2.3 million or 8.7% of remaining balances at December 31, 2010. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labour market conditions. Both charge-offs and recoveries in the purchased home equity loan pool segment have improved from 2010 to 2011, with gross charge-offs declining $2.2 million from $4.8 million to $2.6 million, and recoveries increasing $4.6 million from $0.6 million to $5.2 million. For the year ended December 31, 2011, recorded recoveries through repurchase of specific individual loans in the pools were $5.0 million or 68% of the related $7.3 million of previously charged-off principal balances for those specific individual loans in the pools. During 2011, CIB Marine pursued a new and additional analyses of the previously charged-off purchased home equity pool loans for potential repurchase by the seller as a result of underwriting and documentation deficiencies and related violations of representations and warranties in the agreements between CIB Marine and the seller of the loans. The recoveries recorded in 2011 were primarily the result of such repurchase activity. In addition, $1.0 million of additional recoveries of previously charged-off loans were received in the first two months of 2012. However, there is no assurance as to what additional recoveries, if any, may be experienced in the future.

Total charge-offs for 2011 were $11.5 million, while recoveries were $6.6 million, compared to $18.7 million and $1.7 million, respectively, for 2010. Net charge-offs from the purchased home equity loan pools were down substantially during 2011 to a net recovery of $2.6 million for the year ended December 31, 2011 compared to net charge-offs of $4.8 million for the year ended December 31, 2010. The decrease in charge-offs during 2011 compared to 2010 was predominantly in construction and development loans and the purchased home equity pools. The net decline in nonaccrual loans and lower levels of net charge-offs have resulted in the lower provision for loan losses in 2011 compared to 2010. Although improved, the reported amount of CIB Marine’s nonaccrual loans continues to be elevated as the economy has not fully recovered and unemployment levels continued to be historically high. As demonstrated in 2008 through 2011, the credit environment and underlying collateral values can change rapidly, having an adverse affect on charge-offs and related loan loss provisions. In particular, deteriorated and still declining real estate values had a pronounced affect on charge-offs for construction and development loans between the years 2008 and 2010 and to a lesser but still significant affect during 2011; and in combination with poor economic conditions an adverse affect on commercial real estate loans from 2009 through 2011.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan losses. CIB Marine’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. When there is information available to confirm that all or a portion of a specific loan is uncollectible, regulatory guidance and CIB Marine’s loan policy require that the uncollectible amount be promptly charged-off against the allowance for loan losses. When a charge-off is taken on a loan, the negative event(s) or circumstance(s) have generally developed to the point that CIB Marine is able to ascertain with more certainty the uncollectible nature and uncollectible amount of the loan. The timing of a charge-off versus a reserve differs based on definitions provided by accounting and regulatory guidance.

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

The longer-term migration-derived loss rates by grade adjusted for qualitative factors is predominantly used in establishing the loss rates applied to commercial segment loans.

Other Real Estate Owned

OREO, which represents foreclosed properties, was $7.1 million and consisted of twelve properties at December 31, 2011 compared to $5.3 million and thirteen properties at December 31, 2010. During 2011, CIB Marine transferred nine properties totaling $5.6 million from its loan portfolio to OREO and sold ten properties. During 2011, CIB Marine recorded a $1.8 million write down and net loss on sales on ten properties. At December 31, 2011, OREO was geographically distributed as follows:

·	$1.8 million of undeveloped land in Nevada
·	$1.3 million of residential property in Wisconsin
·	$1.0 million of undeveloped land in Florida
·	$0.2 million of condominiums in Arizona
·	$2.8 million of improved commercial land in Illinois

Company Held For Disposal

In December 2011, CIB Marine’s wholly-owned subsidiary, CIB Construction, was liquidated and dissolved following the final liquidation distribution payment from Canron. As a result of the liquidation, Canron distributed payments of $0.8 million in 2011 to CIB Marine which is reported as pretax income from discontinued operations on the income statement. At December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Federal Home Loan Bank Stock

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

The FHLBC announced on October 3, 2011, that its capital conversion plan had been approved by its regulator, the Federal Housing Finance Agency (“FHFA”). Under the capital conversion plan, CIB Marine’s capital stock holdings in the FHLBC were exchanged for one of the two classes of stock, redeemable at the holder’s option in five years. Under the approved capital conversion plan, the FHLBC can repurchase a portion of member banks’ excess FHLBC stock holdings, subject to certain other conditions and approvals, and according to the FHLBC announcement it intends to submit a plan to the FHFA in December of 2011 to begin doing so within six months following the conversion. At both December 31, 2011 and 2010, CIB Marine owned $11.6 million carrying value in FHLBC stock and the stock is carried at par of which $1.3 million and $1.5 million, respectively, were required stock holdings with the FHLBC based on the asset size of CIBM Bank. On February 15, 2012, the FHLBC repurchased $5.3 million of stock at par value. After the repurchase, CIB Marine had $6.3 million remaining carrying value in FHLBC stock. Impairment in FHLBC stock is recognized if CIB Marine concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC, no impairment has been recorded on the FHLBC stock during 2011, 2010 or 2009.

Deposits

Average total deposits decreased $91.6 million, or 16.5%, from $555.2 million in 2010 to $463.6 million in 2011. The decline was due to planned reductions in time deposits. The ratio of total average deposits to average earning assets was 85.3% in 2011, 84.8% in 2010 and 81.9% in 2009.

The following table sets forth the average amount of, and average rate paid on, deposit categories for the periods indicated:

	Years Ended December 31,
	2011			2010			2009
	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate	Average Balance	% of Total Deposits	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$30,631	6.6%	0.26%	$32,480	5.9%	0.31%	$32,010	4.8%	0.34%
Money market	145,317	31.3	0.66	118,410	21.3	0.96	113,909	17.0	1.23
Other savings	12,879	2.8	0.32	9,552	1.7	0.20	8,465	1.3	0.21
Time deposits	220,252	47.5	1.84	343,751	61.9	2.16	459,013	68.7	3.28
Total interest-bearing deposits	409,079	88.2	1.25	504,193	90.8	1.72	613,397	91.8	2.71
Noninterest-bearing	54,563	11.8	—	51,046	9.2	—	55,133	8.2	—
Total deposits	$463,642	100.0%	1.10%	$555,239	100.0%	1.57%	$668,530	100.0%	2.48%

Average interest-bearing deposits as a percentage of average total deposits were 88.2%, 90.8% and 91.8% in 2011, 2010 and 2009, respectively. Time deposits represent the largest component of interest-bearing deposit liabilities. The percentage of average time deposits to average total interest-bearing deposits was 53.8% in 2011, down from 68.2% in 2010, and 74.8% in 2009. These percentages reflect CIB Marine’s significant reliance, albeit reduced in 2011, on time deposits as a source of funding. Average time deposits decreased $123.5 million, or 35.9%; average noninterest-bearing demand deposits increased $3.5 million, or 6.9%; average money market accounts increased $26.9 million, or 22.7%; average interest-bearing demand deposits decreased $1.8 million, or 5.7%; and other savings accounts increased $3.3 million, or 34.8%, in 2011 compared to 2010.

The aggregate amount of time deposits of $100,000 or more at December 31, 2011 and 2010 was $52.1 million, or approximately 28.9% of time deposits and $75.4 million or 28.9% of total time deposits, respectively. In the past, CIBM Bank has accepted brokered time deposits to meet short-term funding needs and/or when their related costs are at or below those being offered on other deposits. As a result of the Consent Order, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. There were no brokered time deposits at December 31, 2011 and 2010.

The following table provides information on the maturity distribution of time deposits of $100,000 or more.

At December 31, 2011
(Dollars in thousands)
Maturity
3 months or less	$6,363
Over 3 through 6 months	6,889
Over 6 through 12 months	14,013
Over 12 months	24,859
$52,124

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits.

The following tables set forth information regarding selected categories of borrowings at the dates indicated.

	At or For the Years Ended December 31,
	Balance	Weighted- Average Rate	% of Total Borrowings	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
Short-Term Borrowings	(Dollars in thousands)
2011
Securities sold under repurchase agreements	$9,784	0.21%	66.2%	$8,130	0.19%	$10,484
Treasury, tax and loan note	—	—	—	238	—	710
Total short-term borrowings	$9,784	0.21%	66.2%	$8,368	0.19%
2010
Securities sold under repurchase agreements	$9,961	0.21%	43.8%	$9,329	0.32%	$12,508
Treasury, tax and loan note	2,800	0.00	12.3	323	—	2,800
Total short-term borrowings	$12,761	0.16%	56.1%	$9,652	0.31%
2009
Securities sold under repurchase agreements	$9,684	0.42%	31.7%	$11,180	0.76%	$15,939
Federal Home Loan Bank	—	—	—	8,370	0.46	40,000
Treasury, tax and loan note	2,888	0.00	9.4	342	—	2,888
Total short-term borrowings	$12,572	0.32%	41.1%	$19,892	0.62%

	At December 31,
	2011			2010			2009
	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings	Balance	Average Rate	% of Total Borrowings
	(Dollars in thousands)
Long-Term Borrowings
Federal Home Loan Bank	$5,000	4.21%	33.8%	$10,000	4.08%	43.9%	$18,000	3.95%	58.9%

Total borrowed funds decreased $8.0 million from $22.8 million at December 31, 2010, to $14.8 million at December 31, 2011. The decrease was attributable to a reduction of short-term borrowings.

During 2011, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed-income investment securities as collateral for such borrowings.

Junior Subordinated Debentures and Trust Preferred Securities

As discussed in Item I of Part I of this Form 10-K, on September 16, 2009, following receipt of approval of the pre-packaged Plan of Reorganization by the requisite holders of the trust preferred securities, CIB Marine filed the Plan in Bankruptcy Court under Chapter 11 of the Bankruptcy Code. The restructuring of CIB Marine pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan. CIB Marine substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Junior Subordinated Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine Preferred Stock with a carrying value of $51 million (see Item 5 of Part II of this Form 10-K). An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange. Under the Plan, holders of CIB Marine common stock survived the emergence from Chapter 11 bankruptcy. On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

Other Liabilities

Other liabilities decreased $0.2 million from $2.2 million at December 31, 2010 to $2.0 million at December 31, 2011. The decrease was primarily due to reduced accruals for FDIC insurance and the remaining present value liability of leases for closed offices.

Off-Balance Sheet Arrangements

CIB Marine is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. CIB Marine has entered into commitments to extend credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

CIB Marine utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers. A discussion of the Company’s lending-related commitments and contingent liabilities is included in Note 15 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Commitments

As a financial services provider, CIB Marine routinely enters into commitments to extend credit, including loan commitments, lines of credit, and standby and commercial letters of credit. While these contractual obligations may represent future cash requirements of CIB Marine, some of these commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as other loans made by CIB Marine. See Note 15 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Derivative Financial Instruments

CIB Marine utilizes derivatives primarily in its mortgage banking activities to modify the existing market risk characteristics of interest rate lock agreements with loan applicants for residential real estate loans originated with the intent to sell, and the closed loans prior to consummation of sale.

Residential Mortgage Recourse Obligations

CIB Marine has contracted with residential mortgage loan investors to repurchase from the investors or make the investors whole on losses incurred on residential real estate loans purchased from CIB Marine that do not comply with or otherwise materially breach the loan sale agreement between CIB Marine and the investors. The amount of unsettled repurchase and make-whole obligations at December 31, 2011 and 2010 was immaterial.

Contractual obligations

The following table summarizes CIB Marine’s more significant contractual obligations at December 31, 2011. Excluded from the following table are a number of obligations to be settled in cash. These excluded items are reflected in CIB Marine’s consolidated balance sheet and include deposits with no stated maturity, trade payables, and accrued interest payable that do not require physical delivery of the underlying instrument.

	At December 31, 2011
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	More than 5 years
	(Dollars in thousands)
Certificate of deposit and other time deposit obligations	$180,257	$99,326	$31,436	$34,226	$4,459	$6,757	$4,053
Short-term debt	9,784	9,784	—	—	—	—	—
Long-term debt	5,000	5,000	—	—	—	—	—
Operating leases	2,643	677	453	344	266	240	663
Total	$197,684	$114,787	$31,889	$34,570	$4,725	$6,997	$4,716

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

CIB Marine manages liquidity at two levels: the CIB Marine parent company and CIBM Bank. The management of liquidity at both levels is essential because the parent company and CIBM Bank have different funding needs and sources, and are subject to separate regulatory guidelines and requirements. The Asset-Liability Management Committee is responsible for establishing a liquidity policy, approving operating and contingency procedures and monitoring liquidity on an ongoing basis. In order to maintain adequate liquidity through a wide range of potential operating environments and market conditions, CIB Marine conducts liquidity management and business activities in a manner designed to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on customer-based funding, maximizing secured borrowing capacity, maintaining relationships with wholesale market funding providers, and maintaining the ability to liquidate certain assets if conditions warrant.

The objective of liquidity risk management at CIBM Bank is to help ensure that it has adequate funding capacity for commitments to extend credit, deposit account withdrawals, maturities of borrowings and other obligations in a timely manner. The liquidity position of CIBM Bank is actively managed by estimating, measuring and monitoring its sources and uses of funds. CIBM Bank’s primary sources of funds are from deposits, loan repayments and investment payments and maturities. CIBM Bank also makes use of noncore funding sources in a manner consistent with its liquidity, funding and market risk policies. Noncore funding sources are used to meet funding needs and/or when the pricing and continued availability of these sources presents lower-cost funding opportunities. Short-term noncore funding sources utilized by CIBM Bank include federal funds purchased, securities sold under agreements to repurchase and short-term borrowings from the FHLBC. In addition, in normal operating environments short-term brokered and negotiable time deposits would be available as well. However, as a result of the Consent Order, CIBM Bank is restricted from accepting brokered deposits without regulatory permission and, accordingly, did not issue such deposits during 2011 or 2010. CIBM Bank also maintains borrowing availability at the Federal Reserve Bank’s discount window collateralized by loans and securities and an uncommitted collateralized federal funds line at a nonaffiliated bank. Long-term funding sources, other than core deposits, include long-term time deposits and long-term borrowings from the FHLBC. Additional sources of liquidity include cash and cash equivalents, federal funds sold, sale of loans held for sale and the sale of securities. During 2011, the availability of federal funds purchased for CIBM Bank with correspondent banks continued to be contingent on pledges of fixed income securities. Additionally, pursuant to the Written Agreement between CIB Marine and the Federal Reserve Bank, the CIB Marine parent company, excluding its subsidiaries, must obtain Federal Reserve Bank approval before incurring additional borrowing or debt.

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $27.3 million at December 31, 2010, to $44.8 million at December 31, 2011.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $89.0 million and $126.9 million at December 31, 2011 and 2010, respectively. At December 31, 2011, $19.2 million pledged liabilities and contingent liabilities were outstanding, which included $5.0 million to the FHLBC, $9.8 million to repurchase agreement customers and $4.4 million combined to public deposit customers, treasury tax and loan notes, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $18.3 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $28.8 million at December 31, 2011 are in excess of pledging requirements and are generally available for pledge release and, in many cases, provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2010, $27.5 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $25.4 million. In addition, CIBM Bank pledged $12.3 million in commercial real estate loans to provide at least $7.0 million of potential borrowing availability at the Federal Reserve discount window.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less pledged deposits, were $418.5 million and $490.2 million at December 31, 2011 and 2010, respectively.

Traditionally, a main source of cash for the CIB Marine parent company is dividend payments received from its subsidiaries. Limitations imposed by the regulators currently prohibit CIBM Bank from paying a dividend to CIB Marine without the prior written approval of the regulators. The CIB Marine parent company did not receive any dividend payments from CIBM Bank during 2011 and, at December 31, 2011, CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of its regulators. During 2011 and 2010, the CIB Marine parent company received $0.8 million and $5.0 million, respectively, in dividends as a return of capital from its non-bank subsidiaries. At December 31, 2011, the CIB Marine parent company had $2.9 million in total cash and cash equivalents. In addition, a subsidiary of the parent company had $5.6 million in cash and due from banks, $2.1 million in loans held for sale, $0.7 million in net loans and $0.8 million in OREO at December 31, 2011. According to the BHCA, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank. No capital injections were made by CIB Marine to CIBM Bank during 2011. During 2010, CIB Marine provided $5.3 million in capital to CIBM Bank to support CIBM Bank’s capital position.

Capital and Regulatory Matters

CIB Marine’s stockholders’ equity was $64.2 million at December 31, 2011, compared to $68.8 million at December 31, 2010. The decrease in 2011 was primarily the result of a net loss of $5.4 million. Additionally, in 2011, stockholders’ equity was positively impacted by a $0.8 million reduction in accumulated other comprehensive loss.

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

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Risk-weighted assets	$434,656	$516,997	$596,438
Average assets(1)	$517,116	$621,882	$752,541
Capital components
Stockholders’ equity	$64,222	$68,753	$84,695
Add: unrealized loss on securities	3,777	4,648	6,183
Less: unrealized income (loss) on equities	—	—	19
Tier 1 capital	67,999	73,401	90,897
Allowable allowance for loan losses	5,567	6,564	7,564
Tier 2 and total risk-based capital	$73,566	$79,965	$98,461

____________

(1)	Average assets as calculated in accordance with FDIC rules and regulations.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011
Total capital to risk weighted assets	$73,566	16.93%	$34,772	8.00%
Tier 1 capital to risk weighted assets	67,999	15.64	17,386	4.00
Tier 1 leverage to average assets	67,999	13.15	20,685	4.00

December 31, 2010
Total capital to risk weighted assets	$79,965	15.47%	$41,360	8.00%
Tier 1 capital to risk weighted assets	73,401	14.20	20,680	4.00
Tier 1 leverage to average assets	73,401	11.80	24,875	4.00

December 31, 2009
Total capital to risk-weighted assets	$98,461	16.51%	$47,715	8.00%
Tier 1 capital to risk-weighted assets	90,897	15.24	23,858	4.00
Tier 1 leverage to average assets	90,897	12.08	30,102	4.00

At December 31, 2011 and 2010, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank. Among other things, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At December 31, 2011, the Tier 1 leverage ratio was 13.15%, which was above the minimum requirement specified in the Written Agreement.

The Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At December 31, 2011, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 10.93% and its total capital to risk-weighted asset ratio was 14.26%. See also Note 14 of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K for a three-year comparison of CIBM Bank’s ratios to regulatory capital adequacy guidelines and adherence to the Consent Order.

During 2011 and 2010, CIBM Bank employed various strategies to maintain capital levels, including deleveraging of its balance sheet, the closing of two branches in Illinois, the branch in Arizona, and the relocation of one branch in Wisconsin. Other capital management strategies, such as further balance sheet management and investment portfolio sales, and the selling or closing of additional branches, can still be employed by CIB Marine and CIBM Bank to enhance its capital ratios.

New Accounting Pronouncements

A discussion of new accounting pronouncements that are applicable to CIB Marine and have been or will be adopted is included in Note 1 to the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K.

Impact of Inflation and Changing Prices

CIB Marine’s consolidated financial statements and notes contained in Part II, Item 8 of this Form 10-K have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of CIB Marine’s operations. Unlike most industrial companies, nearly all of CIB Marine’s assets and liabilities are monetary in nature. As a result, interest rates and changes therein have a greater impact on CIB Marine’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The gap analysis at December 31, 2011 is shown in the following table and represents the contractual reprice risk positions of CIB Marine. The gap analysis does not fully represent basis, yield curve or option risk. The table shows interest rate sensitive assets and liabilities and the difference between them within each time interval. In this analysis the contractual repricing interest rate sensitivity position is balanced when an equal amount of interest-earning assets and interest-bearing liabilities reprice during a given time interval. Excess interest rate sensitive assets or liabilities repricing in a given time period results in the interest sensitivity gap shown in the table. A positive or asset-sensitive gap indicates that more interest-earning assets than interest-bearing liabilities will reprice in a given time period, while a negative or liability-sensitive gap indicates that more interest-bearing liabilities than interest-earning assets will reprice in a given time period.

Repricing Interest Rate Sensitivity Analysis

	At December 31, 2011
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$155,291	$22,371	$63,660	$109,935	$6,375	$357,632
Securities available for sale	19,972	8,076	9,474	28,266	23,221	89,009
Loans held for sale	2,120	—	—	—	—	2,120
Due from banks	36,639	—	—	—	—	36,639
Total interest-earning assets	214,022	30,447	73,134	138,201	29,596	485,400
Interest-bearing liabilities:
Time deposits	24,942	25,869	50,455	75,242	3,749	180,257
Savings and interest-bearing demand deposits	183,445	—	—	—	—	183,445
Short-term borrowings	9,784	—	—	—	—	9,784
Federal Home Loan Bank advances	—	—	5,000	—	—	5,000
Total interest-bearing liabilities	218,171	25,869	55,455	75,242	3,749	378,486
Interest sensitivity gap (by period)	$(4,149)	$(4,578)	$17,679	$62,959	$25,847	$106,914
Interest sensitivity gap (cumulative)	(4,149)	429	18,108	81,067	106,914	106,914
Cumulative gap as a % of total assets	(0.82)%	0.08%	3.59%	16.09%	21.21%

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

The table indicates that CIB Marine has a slightly positive cumulative gap at one year and a positive cumulative gap at years two through five and after. The primary reason for a positive cumulative gap after one year is that neither non-interest-bearing deposits nor capital are included in the gap analysis. A positive gap would indicate that an increase in interest rates will generally have a positive effect on the net interest income, and a decrease in interest rates will generally have a negative effect on net interest income. A negative gap would indicate that a decrease in interest rates will generally have a positive effect on the net interest income, and an increase in interest rates will generally have a negative effect on net interest income.

While this repricing interest rate sensitivity analysis is a widely used measure of interest rate risk and may be used as an indication of interest margin direction, it does not fully reflect the effects given to interest rate risks other than repricing risk, such as option, basis and yield curve risks. For these reasons, CIB Marine also performs interest rate sensitivity analyses using earnings simulation model. This analysis measure the estimated percentage change in net interest income due to changes in interest rates. CIB Marine derives results for selected hypothetical changes in interest rates over a selected period of time, usually one year.

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and U.S. Dollar LIBOR swap yield curves at December 31, 2011 and 2010, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis:

	Basis Point Changes
	+200	+100	-100 (1)	-200 (1)
Net interest income change over one year
December 31, 2011	5.57%	0.79%	(1.30)%	(2.72)%
December 31, 2010	2.06%	2.96%	(0.71)%	(2.33)%

____________

(1) A floor of 0.25% is used to limit reductions in interest rates along the yield curve.

The analysis reveals that on a relative basis CIB Marine may be slightly asset sensitive for the one year horizon at both December 31, 2011 and December 31, 2010. An asset sensitive position means that in a rising interest rate environment, interest income would increase by more than interest expense over a one year horizon than in a declining interest rate environment. The more asset sensitive position is similar to the prior year and had developed as CIB Marine reduced the level of immediately repricing short-term borrowings, CIB Marine’s has not acquired any longer-term fixed-rate securities over the past two years. During 2010, the net interest margins expanded in part as a result of the cancellation of the high interest rate Debentures in exchange for non-cumulative CIB Marine Preferred. The analysis also reveals that the relationship between basis point changes in interest rates and net interest income changes is not a linear relationship. The primary reason for this is the option and basis risks inherent in the assets and liabilities of CIB Marine and, since short-term interest rates (e.g., the Federal Funds Rate) are already near the floor of 0.25%, the declining rate scenarios of down 100 and 200 basis points results in yield curves that are lower and flatter (i.e., long-term interest rates decline more than short-term interest rates). The primary form of option risk prevalent is prepayment risks in the loan and mortgage-backed security assets, and the primary form of basis risk inherent is differences in both the timing and magnitude of changes to U.S. prime rates of interest and interest rates paid on non-maturing deposit accounts.

CIB Marine monitors the models on an ongoing basis to help ensure the assumptions reasonably reflect the current conditions. As CIB Marine decides to add new assets in the future it may add longer term fixed rate securities and loans that would diminish the potential positive effects on the net interest margin if interest rates were to rise but also limit the adverse effects on the net interest margin if interest rates were to decline further along the U.S. Treasury and U.S. Dollar LIBOR swap yield curve.

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

The following assumptions were used in the earnings simulation model:

·	The balance sheet size was assumed to remain constant;
·	All maturing assets and liabilities are replaced with similar instruments;
·	Spreads to the benchmark interest rates for pricing new volume to replace maturing or paying older volumes are similar to spreads for current instruments in the balance sheet, except for marketable securities which reflects current market spreads;
·	The interest rates of financial instruments with like terms were assumed to change by the same number of basis points except that the timing, magnitude, and direction of change of interest rates paid on non-maturing savings and interest-bearing demand deposits were assumed to change in a way similar to that experienced in the past, which is less than perfectly correlated with the other interest rate changes. Current anticipated pricing strategies for non-maturing deposits were also utilized.

The simulations of earnings do not incorporate any management actions that might change the response of net interest income to interest rate changes. Therefore, actual results will vary.

Equity price risk exists as the result of various holdings of equity securities whose market value changes with changes in the market. Equity holdings include those traded on various exchanges and those that are not, the latter of which have limited liquidity. CIB Marine does not actively hedge its equity positions with derivatives to mitigate the risk of price movements in equity securities. Total equity security holdings of CIB Marine at December 31, 2011 and 2010, respectively, includes $0.6 million and $0.7 million in low income housing tax credit limited partnerships, and $11.6 million and $11.6 million of FHLBC stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors

CIB Marine Bancshares, Inc.

Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of CIB Marine Bancshares, Inc. (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIB Marine Bancshares, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
March 23, 2012

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	At December 31,
	2011	2010
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$44,828	$27,267
Securities available for sale	89,009	126,878
Loans held for sale	2,120	6,628
Loans	357,632	415,778
Allowance for loan losses	(16,128)	(14,645)
Net loans	341,504	401,133
Federal Home Loan Bank stock	11,555	11,555
Premises and equipment, net	4,559	5,057
Accrued interest receivable	1,648	2,293
Other real estate owned	7,088	5,314
Assets of company held for disposal	—	1,090
Other assets	1,665	1,818
Total assets	$503,976	$589,033
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$58,884	$54,547
Interest-bearing demand	29,080	31,140
Savings	154,365	146,806
Time	180,257	261,034
Total deposits	422,586	493,527
Short-term borrowings	9,784	12,761
Federal Home Loan Bank advances	5,000	10,000
Accrued interest payable	376	705
Liabilities of company held for disposal	—	1,090
Other liabilities	2,008	2,197
Total liabilities	439,754	520,280
Commitments and contingent liabilities (Note 16)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,480	158,458
Accumulated deficit	(159,298)	(153,874)
Accumulated other comprehensive income related to available for sale securities	2,113	944
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,890)	(5,592)
Accumulated other comprehensive loss, net	(3,777)	(4,648)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	64,222	68,753
Total liabilities and stockholders’ equity	$503,976	$589,033

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest and Dividend Income
Loans	$20,201	$21,911	$27,161
Loans held for sale	377	410	30
Securities	5,008	7,865	11,965
Other investments	108	104	253
Total interest and dividend income	25,694	30,290	39,409
Interest Expense
Deposits	5,116	8,692	16,602
Short-term borrowings	16	30	123
Federal Home Loan Bank advances	337	547	917
Junior subordinated debentures	—	—	6,284
Total interest expense	5,469	9,269	23,926
Net interest income	20,225	21,021	15,483
Provision for loan losses	6,381	15,345	27,373
Net interest income (loss) after provision for loan losses	13,844	5,676	(11,890)
Noninterest Income
Deposit service charges	651	813	921
Other service fees	166	107	123
Other income	108	123	157
Total other-than-temporary impairment losses
Total impairment loss	(600)	(1,907)	(2,112)
Loss recognized in other comprehensive income	312	1,320	1,711
Net impairment loss recognized in earnings	(288)	(587)	(401)
Net gains on sale of securities	—	153	551
Gain on sale of assets	1,013	460	149
Total noninterest income	1,650	1,069	1,500
Noninterest Expense
Compensation and employee benefits	9,679	10,175	12,950
Equipment	1,044	1,021	1,407
Occupancy and premises	1,741	2,258	2,157
Data processing	707	771	904
Federal deposit insurance	1,198	1,910	1,805
Professional services	1,788	2,121	3,934
Telephone and data communication	479	571	764
Insurance	741	660	617
Write down and losses on assets	2,095	1,820	3,381
Other expense	2,227	2,691	3,075
Total noninterest expense	21,699	23,998	30,994
Loss from continuing operations before income taxes	(6,205)	(17,253)	(41,384)
Income tax expense	—	—	99
Loss from continuing operations	(6,205)	(17,253)	(41,483)
Discontinued operations:
Pretax income from discontinued operations	781	—	711
Income tax benefit	—	—	—
Income from discontinued operations	781	—	711
Net loss before extraordinary net gain	(5,424)	(17,253)	(40,772)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	54,497
Net income (loss)	(5,424)	(17,253)	13,725
Preferred stock dividends	—	—	—
Net income (loss) allocated to common stockholders	$(5,424)	$(17,253)	$13,725

continued

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Other comprehensive income (loss):
Change in unrealized losses on securities available for sale, net of reclassification	$1,169	$2,388	$4,255
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings, net of reclassification	(298)	(700)	1,711
Net realized gains on available for sale securities	—	(153)	(551)
Total other comprehensive income	871	1,535	5,415
Comprehensive income (loss)	$(4,553)	$(15,718)	$19,140

Earnings (Loss) Per Share
Basic:
Loss from continuing operations	$(0.34)	$(0.95)	$(2.28)
Income from discontinued operations	0.04	—	0.04
Loss before extraordinary net gain	(0.30)	(0.95)	(2.24)
Extraordinary net gain	—	—	2.99
Net income (loss)	$(0.30)	$(0.95)	$0.75
Diluted:
Loss from continuing operations	$(0.34)	$(0.95)	$(2.28)
Income from discontinued operations	0.04	—	0.04
Loss before extraordinary net gain	(0.30)	(0.95)	(2.24)
Extraordinary net gain	—	—	2.99
Net income (loss)	$(0.30)	$(0.95)	$0.75
Weighted average shares-basic	18,127,892	18,127,892	18,217,608
Weighted average shares-diluted	18,127,892	18,127,892	18,313,520

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated Other	Stock Receivables and
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
		(Dollars in thousands, except share data)
Balance at January 1, 2009	18,346,391	$18,346	$—	$158,613	$(150,346)	$(11,598)	$(213)	$14,802
Comprehensive income:
Net income	—	—	—	—	13,725	—	—	13,725
Other comprehensive income	—	—	—	—	—	5,415	—	5,415
Total comprehensive income								19,140
Issuance of preferred stock	—	—	51,000	—	—	—	—	51,000
Stock option expense	—	—	—	69	—	—	—	69
Purchase of treasury shares (1)	—	—	—	—	—	—	(367)	(367)
Reduction of receivables from sale of stock	—	—	—	—	—	—	51	51
Balance at December 31, 2009	18,346,391	$18,346	$51,000	$158,682	$(136,621)	$(6,183)	$(529)	$84,695
Comprehensive loss:
Net loss	—	—	—	—	(17,253)	—	—	(17,253)
Other comprehensive income	—	—	—	—	—	1,535	—	1,535
Total comprehensive loss								(15,718)
Reversal of stock option compensation due to stock option forfeitures	—	—	—	(224)	—	—	—	(224)
Balance at December 31, 2010	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Net loss	—	—	—	—	(5,424)	—	—	(5,424)
Other comprehensive income	—	—	—	—	—	871	—	871
Total comprehensive loss								(4,553)
Stock option expense	—	—	—	22	—	—	—	22
Balance at December 31, 2011	18,346,391	$18,346	$51,000	$158,480	$(159,298)	$(3,777)	$(529)	$64,222

____________

(1)	As part of the termination of the Employee Stock Ownership Plan in 2009, the Company purchased 205,836 shares of CIB Marine common stock.

See accompanying Notes to Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(5,424)	$(17,253)	$13,725

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred loan fee amortization	21	56	(41)
Depreciation and other amortization	406	40	(350)
Provision for loan losses	6,381	15,345	27,373
Originations of loans held for sale	(74)	(3,556)	(15,322)
Proceeds from sale of loans held for sale	4,552	13,840	15,125
Net gain on sale of assets and deposits	(1,013)	(460)	(149)
Net gain on sale of securities	—	(153)	(551)
Write down and losses on assets	2,095	1,820	3,381
Impairment loss on investment securities	288	587	401
Decrease in interest receivable and other assets	770	519	1,913
Increase (decrease) in accrued interest payable and other liabilities	(518)	(1,046)	5,216
Operating cash flows of discontinued operations	—	—	(711)
Net cash provided by operating activities before extraordinary net gain	7,484	9,739	50,010
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	(54,497)
Net cash provided by (used in) operating activities	7,484	9,739	(4,487)
Cash Flows from Investing Activities
Maturities of securities available for sale	6,289	6,911	28,248
Purchase of securities available for sale	—	—	(9,648)
Proceeds from sales of securities available for sale	—	1,107	13,308
Repayments of asset and mortgage-backed securities available for sale	32,281	49,636	72,243
Net decrease in other investments	50	96	112
Net decrease in loans	48,363	27,201	43,153
Proceeds from sales of other real estate owned	2,158	1,377	477
Proceeds from sale of premises and equipment	14	7	17
Premises and equipment expenditures	(160)	(787)	(106)
Net cash provided by investing activities	88,995	85,548	147,804
Cash Flows from Financing Activities
Decrease in deposits	(70,941)	(95,944)	(105,263)
Repayments of Federal Home Loan Bank advances	(5,000)	(8,000)	(9,000)
Net increase (decrease) in short-term borrowings	(2,977)	189	(50,234)
Purchase of treasury shares	—	—	(367)
Net decrease in receivables from sale of stock	—	—	51
Net cash used in financing activities	(78,918)	(103,755)	(164,813)
Net increase (decrease) in cash and cash equivalents	17,561	(8,468)	(21,496)
Cash and cash equivalents, beginning of year	27,267	35,735	57,231
Cash and cash equivalents, end of year	$44,828	$27,267	$35,735
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest expense	$5,798	$9,768	$18,767
Income taxes	(64)	182	—
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	$4,864	$5,979	$934
Transfer of loans held for sale to other real estate owned	709	186	—
Transfer of loans to loans held for sale	—	4,715	10,118
Cumulative effect of adoption of ASC 320-10-65-1	—	—	1,590
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment of debentures, net	$—	$—	$106,005
Issuance of preferred stock	—	—	51,000

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1- Significant Accounting Policies

Nature of Operations

The accompanying consolidated financial statements include financial information related to CIB Marine Bancshares, Inc. (“CIB Marine”) and its wholly-owned subsidiaries. CIB Marine is a financial services holding company which provides a full range of banking and related services through its banking subsidiary CIBM Bank and one non-bank subsidiary which is in the process of winding down. References to “CIB Marine” include CIB Marine’s subsidiaries unless otherwise specified. The primary sources of revenue are loans to small and middle-market business customers and investments in securities. CIBM Bank also offers a range of deposit and other financial products to its customers. Its offices and, generally, customers are located in the central Illinois, Milwaukee and Indianapolis markets.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of CIB Marine and its wholly-owned and majority-owned subsidiaries, including companies which are held for disposal. All significant intercompany balances and transactions have been eliminated. Canron Corporation (“Canron”), an 84% owned subsidiary of CIB Construction, LLC (“CIB Construction”), was a steel fabrication and erection company, which was liquidated in the fourth quarter of 2011. At December 31, 2010, Canron’s net assets as presented in the consolidated balance sheets of CIB Marine were zero.

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”). References to GAAP as promulgated by the Financial Accounting Standards Board (“FASB”) are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”).

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, other real estate owned and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment, value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments in the marketplace, recent sales and conditions in real estate markets and economic conditions, both locally and nationally. Changes in these factors can significantly affect CIB Marine’s net interest income, noninterest income and noninterest expense and the value of its recorded assets and liabilities.

Cash Flows

For purposes of presentation in the Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the consolidated balance sheet caption “Cash and Due from Banks” which mature within ninety days.

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

Securities Available for Sale

Available for sale securities consist of equity securities, bonds, notes and other debt securities not classified as held to maturity securities or trading securities. Available for sale securities are carried at fair value with unrealized net gains and losses reported in other comprehensive income (loss) in stockholders’ equity. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. In evaluating OTTI, CIB Marine’s management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether or not CIB Marine intends to sell or it is more likely than not CIB Marine will be required to sell the security prior to a period of time sufficient to allow for any anticipated recovery of fair value, and other factors as detailed in Note 3-Securities Available for Sale. OTTI on securities related to credit losses or based on other factors where CIB Marine lacks the intent or ability to hold the security for a period of time sufficient to allow for an anticipated recovery, is included in noninterest income. OTTI on securities related to other factors but where CIB Marine has both the intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery is recorded in other comprehensive income (loss).

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

Loans

Loans that management has the intent and ability to hold to maturity for the foreseeable future are carried at the amount of unpaid principal, increased by costs to originate loans and premiums paid on purchased loans and reduced by net deferred fees and an allowance for loan losses. The accrual of interest on all classes of loans is generally discontinued when a loan becomes ninety days or more delinquent in accordance with the loan’s contractual terms unless the credit is well secured and in process of collection. All classes of loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered by management to be doubtful. Unpaid interest that has previously been recorded as income is written off against interest income when a loan is placed on nonaccrual. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Interest payments received on loans which are on nonaccrual are generally applied to reduce the loan principal. Loans are returned to accrual status once a borrower has demonstrated repayment performance on the contractual schedule for a period of six consecutive months and the expectation is that contractual payments will continue to be made during the remaining term of the loan.

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

Management considers a loan to be impaired when it is probable that CIB Marine will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. CIB Marine has determined that commercial and consumer loans relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructure (“TDR”) meet this definition.

A loan is accounted for as a TDR when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties that would not otherwise be considered. CIB Marine may restructure the loan by modifying the terms to reduce or defer cash payments required by the borrower, reduce the interest rate below current market rates for new debt with similar risk, reduce the face amount of the debt, or reduce the accrued interest. CIB Marine may utilize a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to prudently modified terms, and the portion of the troubled loan that is not reasonably assured of repayment is generally charged-off. Troubled debt restructurings on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history is sustained, and in some cases, a longer period is required. Once this assurance is reached the TDR is classified as a restructured accruing loan.

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment records and the amount of the shortfall in relation to the principal and interest owed. Impairment testing includes the following: commercial, commercial real estate, and construction and development (collectively referred to as the “Commercial Segments”) nonaccrual loans greater than $350,000; all TDR loans; substandard and doubtful loans; and all 90 days past due still accruing loans are individually evaluated for impairment each quarter. Nonaccrual loans below the threshold were collectively evaluated as homogeneous pools.

Consumer-related TDR loans are individually evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, CIB Marine does not separately identify individual residential real estate, home equity or other consumer loans (collectively referred to as the “Consumer Segments”) for impairment unless they are TDRs.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as reasonably estimable probable incurred losses in the loan portfolio, and represents management's estimate of losses inherent in the portfolio that may be recognized from loans that are not recoverable. The allowance for loan losses is established through a provision for loan losses charged to expense. Losses are charged against the allowance when management believes that the collectability of the principal amount is confirmed and where loans are transferred to loans held for sale at an amount less than the original carrying balance. Recoveries of amounts previously charged-off are credited to the allowance. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb reasonably estimated probable incurred losses in the loan portfolio in accordance with U.S. GAAP. Any changes in impairment on loans, including loans evaluated based on the present value of cash flow, are charged against the allowance for loan losses or as an additional provision for loan losses. The provision for loan losses excludes the expense for probable incurred losses on unfunded loan commitments and standby letters of credit. Estimated losses on unfunded loan commitments and standby letters of credit are accrued and included in other liabilities. See also Note 4-Loans and the Allowance for Loan Losses for additional discussion.

Consistent with regulatory guidelines and its loan policy, CIB Marine promptly charges-off commercial, commercial real estate, construction and development, residential real estate, home equity and other consumer loans, or portions thereof; when available information confirms that specific losses are uncollectible. Information that may be used in determining the uncollectible nature of a loan includes, but is not limited to, the deteriorating financial condition of the borrower, declining collateral values, and/or legal action, including bankruptcy, that impairs the borrower’s ability to meet its obligations. For the purchased home equity pools, 100% of the outstanding principal balance of each loan in the pool is charged-off when a loan becomes 90 days past due.

Unpaid principal balance represents contractual principal amounts due to CIB Marine. Recorded investments is unpaid principal balances less previously recorded charges-offs and excludes accrued interest and deferred loan costs. At December 31, 2011, accrued interest receivable and deferred loan cost were each $1.0 million compared to accrued interest receivable of $1.4 million and deferred loan cost of $1.0 million at December 31, 2010.

An estimate of the amount of the balance of an impaired loan is assigned as a specific reserve to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less costs to sell. For the Commercial Segments, loans which are not individually evaluated or are individually evaluated but found not to be impaired, CIB Marine makes estimates of losses for groups of loans. Loans are grouped by similar characteristics, including the type of loan, the assigned credit risk grade and the general collateral type. A loss rate reflecting the probable incurred losses in a group of loans is derived based upon estimates of expected loss rates for each group in part based upon CIB Marine’s loss history and related migration analysis. The methodologies used to estimate the allowance for loan losses depend upon the impairment status and portfolio segment of the loan and utilize various migration analyses which generally consider historical loss experience for periods over the previous six to more than sixty months. The credit quality indicators discussed subsequently are based on this credit risk grading system. CIB Marine creates groupings of these grades for each loan class and calculates historic loss rates using a loss migration analysis of the most recent two-, three- and five-year moving averages of net charge-offs. Additionally, CIB Marine uses longer-term loss experience in its migration analysis that ultimately covers more than 15 years of historical charge-offs.

For Consumer Segments, loss rates are based on historical experience and require significant judgment in their determination. The historical loss rates are evaluated using a validation chart methodology, which has similarities to a migration analysis and currently spans ten years.

The reserve level for the purchased home equity pool is based on loss migration analysis for that pool, economic conditions such as overall employment data, stability of home prices in the states where the largest concentration of mortgages are held, delinquency trends of the portfolio, and levels of loan modification activity. Probable incurred losses that can be reasonably estimated are calculated using loss rates derived from recent experience of delinquent loans charge-offs and loss rates assigned to performing loans. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions. Loss rates are applied to the balances comprising the following segmentation: (1) 27-56 days past due, (2) 57-89 days past due and (3) and current. The balance of any loan more than 89 days past due is charged-off in its entirety. The loss rates for each delinquent segment consistent with their respective recent three-month moving average loss rate and the current segment on stressed historical loss rates for home equity loans. The calculated reserves are then stressed to get a better understanding of possible future loan losses that have not yet been incurred. Estimated monthly loss projections inherent in the allowance for loan losses are then compared to actual losses and adjustments to the allowance for loan losses, if necessary, are determined.

The resulting estimate of the quantitatively derived reserve level for each segment using historical loss experience is then reviewed and adjusted using qualitative criteria including: borrower and industry concentrations; levels and trends in delinquencies; charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; national and local economic conditions affecting interest rates; government spending; production; unemployment; industry conditions; effects of change in credit concentrations; off-balance sheet positions; real estate values; and vacancy rates for residential and commercial properties factor into CIB Marine’s judgment regarding any subjective adjustments for each portfolio segment that may be warranted. The changes in these factors are then reviewed to ensure that changes in the allowance for loan loss reserve level are consistent with changes in these factors. The magnitude of the impact of each of these factors on the qualitative assessment of the reserve level changes from quarter to quarter according to the extent that these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. Consideration of the uncertainty inherent in the estimation process is also provided when evaluating the allowance for loan losses. The amount of the estimated impairment for individually evaluated loans and the estimate for collectively evaluated loans are added together for a total estimate of the allowance for loan losses.

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

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets that have been received in satisfaction of debt. OREO is transferred at fair value and subsequently measured for impairment. Any valuation adjustments required at the date of transfer to OREO are charged to the allowance for loan losses. OREO income in the consolidated statements of operations includes rental income from properties and gains on sales. Property expenses, which include carrying costs, required valuation adjustments and losses on sales, are reported as expenses in the consolidated statements of operations.

Assets of Company Held for Disposal

Assets held for disposal are carried at the lower of cost or current fair value, less estimated selling costs. The aggregate assets and liabilities are shown as separate categories on the consolidated balance sheets. When a decision is made to cease operations and liquidate the company, CIB Marine discontinues recording any future operating results of the company and records an impairment gain (loss) value as discontinued operations, if any, based on the estimated liquidation value of the company’s net assets less costs to sell.

Stock-Based Compensation

Fair value has been estimated using the Black-Scholes model as defined in the accounting standards. CIB Marine is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized in the period of change and also impact the amount of stock compensation expense to be recorded in future periods.

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

CIB Marine provides for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. CIB Marine recognizes any interest and penalties related to unrecognized tax benefits in the provision for income tax. At December 31, 2011, CIB Marine management believes it has appropriately accounted for any unrecognized tax benefits.

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

At December 31, 2011, CIB Marine determined it had one reportable continuing business segment. While CIB Marine’s chief operating decision makers monitor the revenue streams of the various products and services, operations in all areas are managed, and financial performance is evaluated, on a corporate-wide basis.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding during the periods. Diluted earnings (loss) per common share is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding stock options and the potential conversion of Series B preferred stock. The dilutive effect of outstanding stock options, if any, is computed using the treasury stock method. Stock options deemed antidilutive are not included in the earnings (loss) per share calculation.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Such expenses are included in noninterest expense. Legal fees related to the defense of litigation are recognized as incurred.

New Accounting Pronouncements

In January 2010, the FASB amended existing guidance to become effective in 2011 to improve disclosure requirements related to fair value measurements. The guidance, among other things, required new disclosures on the roll forward of activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks now need to consider all available evidence when evaluating whether a loan modification is a TDR. In addition to the required new disclosures, the guidance provides criteria to evaluate if a TDR exists based on whether (1) the restructuring constitutes a concession by the creditor, and (2) the debtor is experiencing financial difficulty. This new guidance was applied retrospectively to restructurings occurring after January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides more convergence to International Financial Reporting Standards (“IFRS”) and no longer allows presentation of other comprehensive income (“OCI”) in the statement of changes in stockholders’ equity. Companies may present OCI in a continuous statement of comprehensive income or in a separate statement consecutive to the statement of operations. For public entities, the new guidance is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB announced it will consider deferring the adoption of certain aspects of ASU 2011-05 until December 15, 2012. The adoption of this guidance will have no impact on CIB Marine's consolidated financial statements as the current presentation of comprehensive income is in compliance with the amendment.

Note 2-Cash and Due from Banks

Reserves in the form of deposits with the Federal Reserve Bank and vault cash totaling $5.5 million and $5.1 million were maintained to satisfy federal regulatory requirements at December 31, 2011 and 2010, respectively. These amounts are included in cash and due from banks in the consolidated balance sheets.

Note 3-Securities Available for Sale

The amortized cost, gross unrealized gains and losses, and fair values of securities at December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2011
U.S. government agencies	$7,006	$65	$—	$7,071
States and political subdivisions	28,611	1,835	502	29,944
Trust preferred collateralized debt obligations	8,295	—	5,061	3,234
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	25,075	1,435	—	26,510
Residential mortgage-backed securities (non-agencies (1))	23,649	149	1,698	22,100
Total securities available for sale	$92,786	$3,484	$7,261	$89,009
December 31, 2010
U.S. government agencies	$12,527	$389	$—	$12,916
States and political subdivisions	29,306	984	842	29,448
Trust preferred collateralized debt obligations	8,359	—	5,374	2,985
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	43,106	2,081	—	45,187
Residential mortgage-backed securities (non-agencies (1))	38,078	266	2,152	36,192
Total securities available for sale	$131,526	$3,720	$8,368	$126,878

(1) Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Securities available for sale with a carrying value of $47.1 million and $74.1 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window advances, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at December 31, 2011, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$7,226	$7,291
Due after one year through five years	10,338	11,032
Due after five years through ten years	14,043	14,304
Due after ten years	12,455	7,772
	44,062	40,399
Residential mortgage-backed securities (agencies)	25,075	26,510
Residential mortgage-backed securities (non-agencies)	23,649	22,100
Total securities available for sale	$92,786	$89,009

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2011
States and political subdivisions	$1,628	$33	$1,996	$469	$3,624	$502
Trust preferred collateralized debt obligations	—	—	3,234	5,061	3,234	5,061
Residential mortgage-backed securities (non-agencies)	3,417	33	10,702	1,665	14,119	1,698
Total securities with unrealized losses	$5,045	$66	$15,932	$7,195	$20,977	$7,261
Securities without unrealized losses					68,032
Total securities					$89,009

December 31, 2010
States and political subdivisions	$5,553	$842	$—	$—	$5,553	$842
Trust preferred collateralized debt obligations	—	—	2,985	5,374	2,985	5,374
Residential mortgage-backed securities (non-agencies)	1,495	48	23,898	2,104	25,393	2,152
Total securities with unrealized losses	$7,048	$890	$26,883	$7,478	$33,931	$8,368
Securities without unrealized losses					92,947
Total securities					$126,878

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at December 31, 2011, because CIB Marine does not intend to sell the investment nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at year end or prior, except for the following: (1) seven residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.3 million and $0.5 million credit-related OTTI recognized during 2011 and 2010, respectively, and (2) two trust preferred collateralized debt obligations (“TPCDOs”) with no credit-related OTTI recognized during 2011 and $0.1 million during 2010.

There were no sales of securities available for sale during 2011. Proceeds from the sales of securities available for sale during 2010 and 2009 totaled $1.1 million and $13.3 million, respectively, and CIB Marine realized a gain of $0.2 million in each year on sales.

Net unrealized losses on investment securities at December 31, 2011 were $3.8 million compared to $4.6 million at December 31, 2010. At December 31, 2011, TPCDOs accounted for $5.1 million in net unrealized losses and Non-agency MBS accounted for $1.5 million. The remaining securities had net unrealized gains of $2.8 million at December 31, 2011.

States and Political Subdivisions (“Municipal Securities”). At December 31, 2011, for those Municipal Securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one general obligation bond issued by the city of Detroit, Michigan issued in 2005, which is rated B with a par value of $2.5 million, amortized cost of $2.5 million and fair market value of $2.0 million, to be repaid with ad valorem property taxes. This bond was originally rated AAA. Fitch downgraded this bond from BB to B during 2011. In addition, during the fourth quarter of 2011 Moody's Investors Service placed the City of Detroit's (MI) general obligation debt on review for possible downgrade. These actions followed the announcement by the State of Michigan that the state will commence a review of the city's finances to determine whether a citywide financial emergency exists. The state appointment of an emergency manager may in turn trigger a termination event under the city's swap agreements, potentially requiring the city to pay a substantial termination fee to swap counterparties, and may be a precursor for the city filing bankruptcy. The city has suffered from the recent economic recession and continues to struggle with general fund operating deficits and reduced tax revenues in each of its last three fiscal years. Although there was no credit related OTTI at December 31, 2011, a termination of the swap agreements, poor future national and local economic performance hindering tax revenues and a failure by the city to bring its operating expenses in line with its revenues would increase the risk of credit related OTTI in the future. In addition, unrated Municipal Securities consisting of primarily general obligations issued by Wilkes-Barre, Pennsylvania totaled $2.7 million par value, $2.7 million amortized cost and $2.7 million in fair value and are to be repaid with ad valorem property taxes. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its Municipal Securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss. As a result, CIB Marine has not recognized any credit or non-credit related OTTI on its Municipal Securities.

Trust Preferred Collateralized Debt Obligations. At December 31, 2011, CIB Marine held four TPCDOs of $8.6 million par value with an amortized cost of $8.3 million and fair value of $3.2 million. To a limited extent these securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section. All the TPCDOs have collateral pools and are not single-issuer securities. Preferred Term Securities, LTD (“PreTSLs”) 27 A-1 and 28 A-1 are the most senior classes where all other classes issued in those pools are subordinated to them, and PreTSLs 23 C-FP and 26 B-1 are mezzanine or subordinated classes - but not the most deeply subordinated classes of securities in their pools.

CIB Marine evaluates securities in its portfolio for credit-related OTTI by evaluating estimated discounted cash flows and comparing this to the current amortized cost of each respective security. When the estimated discounted cash flows are less than the current amortized cost of a security, a credit-related OTTI charge is recognized through earnings.

Due to uncertainties related to timing and amounts of future payments for Class C-FP of PreTSL 23 and Class B-1 of PreTSL 26 TPCDOs, CIB Marine considers them to be OTTI and in previous years had recorded $0.2 million credit-related OTTI and placed them on nonaccrual status. There has been no new credit-related OTTI during 2011. Further deterioration in the financial industry beyond what is currently expected could result in additional OTTI related to credit loss that would be recognized through a reduction in earnings. The $5.1 million of unrealized losses recorded in the other comprehensive income at December 31, 2011 is largely related to deteriorations in credit quality of many of the issuers represented in the collateral pools and high liquidity premiums for securities of this type and quality. For CIB Marine’s holdings in PreTSL 23 and 26 at December 31, 2011, the deferrals and defaults of issuers in the collateral pools have risen to a level that holders of those securities began receiving “payments-in-kind” (“PIK”) at the June 2009 payment date. Taken in combination with expected future deferrals and defaults given the deterioration in the financial industry, the two securities are considered to be OTTI. At this time, CIB Marine expects that the cash payments will be restored at some time in the future and CIB Marine will be paid all amounts due under the contractual arrangement except for the total-to-date credit-related OTTI of $0.2 million. With the exception of the contractual PIK process, the TPCDOs were performing as to full and timely payments at December 31, 2011, as required under the respective contractual arrangements.

To determine whether or not OTTI is evident, the projected cash flows are discounted using the Index Rate plus the original discount margin. The Index Rate for each security is the 3-Month US Dollar London InterBank Offered Rate (“LIBOR”). The discount rates are as follows: LIBOR + 0.73% for PreTSL 23 C-FP, LIBOR + 0.56% for PreTSL 26 B-1, LIBOR + 0.30% for PreTSL 27 A-1 and LIBOR + 0.90% for PreTSL 28 A-1. Other key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.5% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, or a recovery rate of 15%, and prepayment speeds of approximately 1% per annum. All current defaults are applied a loss severity of 100%, or a recovery rate of 0%, and all current deferrals are applied a loss severity of 85%, or a recovery rate of 15%, with a two to five year recovery lag and all future deferral or default events are considered to be defaults with a two year recovery lag and loss severity of 85%, or a recovery rate of 15%.

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

Additional information related to the TPCDOs and related OTTI as of December 31, 2011 is provided in the table below:

	PreTSL 23	PreTSL 26	PreTSL 27	PreTSL 28
	(Dollars in thousands)
Class	C-FP	B-1	A-1	A-1
Seniority	Mezzanine	Mezzanine	Senior	Senior
Amortized cost	$747	$3,846	$1,830	$1,873
Fair value	107	635	1,205	1,287
Unrealized loss	(640)	(3,210)	(625)	(586)
Total Credit-Related OTTI Recognized in Earnings (1)	(66)	(103)	—	—
Moody’s /S&P /Fitch Ratings	C/NR/C	Ca/NR/CC	Baa3/CCC/BB	Baa3/CCC/BB
Percent of Current Deferrals and Defaults to Total Collateral Balances	27%	28%	28%	25%
Break in Yield (2)	13	22	38	38
Coverage (3)	(19)	(19)	18	24
Number of issues in performing collateral	95	48	33	39
Percent of expected deferrals & defaults to performing collateral (4)	8%	8%	8%	8%
Percent of excess subordination to performing collateral (5)	(13)%	(4)%	46%	52%

(1)	Total OTTI recognized in earnings and AOCI reflect results since the acquisition date of the securities by CIB Marine, all of which was recognized prior to 2011.
(2)	The percent of additional immediate defaults of performing collateral at a 85% loss severity rate that would cause a break in yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are PIK but later paid in cash in addition to any accrued interest on the PIKs. Based on a collateral level analysis, PreTSL 23 and 26 projected deferrals and defaults indicate there would be a break in yield resulting in credit component OTTI.
(3)	The percentage points by which the class is over or (under) collateralized with respect to its collateral ratio thresholds at which cash payments are to be received from lower classes or directed to higher classes (i.e., if the coverage actual over (under) is negative). A current positive (negative) coverage ratio by itself does not necessarily mean that there will be a full receipt (shortfall) of contractual cash flows through maturity as actual results realized with respect to future defaults, default timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to cause (correct) a deficiency at a future date.

(4)	A point within a range of estimates for the percent of future deferrals and defaults to performing collateral used in assessing credit-related OTTI.
(5)	The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable.

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security.

At December 31, 2011, securities with a par value of $17.2 million and unrealized losses of $1.6 million were below investment grade compared to securities with a par value of $26.1 million and unrealized losses of $1.9 million at December 31, 2010. The decline of $8.9 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through December 31, 2011 have all been timely and in full except for two securities with credit-related OTTI, where payments received have been timely but with amounts reduced by losses previously recognized as credit-related OTTI where subordinated tranches are no longer able to absorb the loss. The table below displays the current composition of the Non-agency MBS portfolio as of December 31, 2011, based on the lowest credit rating assigned by any of the rating agencies.

At December 31, 2011
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$4,722	$4,699	$122
AA	1,118	1,079	(1)
A	1,812	1,802	(64)
BB or below (1)	17,189	16,069	(1,606)
Total	$24,841	$23,649	$(1,549)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

The predominant form of underlying collateral in the Non-agency MBS is fixed-rate, first lien single family residential mortgages of both conforming and jumbo mortgage size, with both traditional and non-traditional underwriting qualities (e.g., prime jumbo, conforming Alt-A and jumbo Alt-A, each of which includes reduced documentation types). CIB Marine’s Non-agency MBS are senior in position to subordinated tranches of securities issued to absorb losses, to the extent they are still able, prior to CIB Marine’s securities. The securities have issue dates between and including 2002 through 2006. At December 31, 2010, the issues from 2004 or earlier represented $7.6 million in amortized cost with a fair value of $7.6 million, and the issue dates from 2005 through 2006 represented $16.1 million in amortized cost with a fair value of $14.5 million and an unrealized loss of $1.6 million. At December 31, 2011, the balance-weighted mean and median percentages for each security of various delinquency and nonperformance measures to the total mortgage loans collateralizing those securities were: (1) 6.0% and 3.2%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to OREO; (2) 6.0% and 3.2%, respectively, for loans in foreclosure plus OREO; and (3) 12.0% and 6.9%, respectively, for the total of loans 60 or more days past due, in foreclosure and OREO. With respect to the ratios reported in (3), the range across the securities was 0.0% to 35.1%. California represents a state level geographic concentration of 37% of the total residential mortgage collateral and Florida at approximately 6%. No other state is more than 5%.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for December 31, 2011 included annualized prepayment speeds ranging between 5.5% and 12.0%, future cumulative default rates ranging between 21% and 47%, weighted average loss severity rates ranging between 45% and 60%, and resulting future cumulative collateral loss rates ranging between 10% and 25%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At or For the Year Ended December 31, 2011
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (2)	Range of Mean Original LTVs (2)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Below Investment Grade (1)	$9,600	$8,146	$(1,308)	$(1,454)	9 – 35%	64 - 72%	2005-2006	0 – 7%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
(2)	Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Nonperforming loans here means past due 60 or more days, in foreclosure or held as OREO. The full amount of nonperforming loans are not expected to translate into a dollar-for-dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Beginning of year balance of the amount related to credit losses on debt securities held by the entity at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,190	$603	$202
Additions for the amount related to credit loss for which an OTTI was not previously recognized	14	420	67
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when the entity does not intend to sell the security and is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	274	167	334
End of year balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,478	$1,190	$603

Note 4-Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	At December 31, 2011		At December 31, 2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$44,385	12.4%	$53,971	13.0%
Commercial real estate	221,420	62.1	240,491	58.0
Construction and development	17,260	4.8	35,816	8.6
Residential real estate	16,593	4.7	16,005	3.9
Home equity	31,831	8.9	38,896	9.4
Purchased home equity pools	22,646	6.4	26,975	6.5
Other consumer	2,542	0.7	2,620	0.6
Gross loans	356,677	100.0%	414,774	100.0%
Deferred loan costs	955		1,004
Loans	357,632		415,778
Allowance for loan losses	(16,128)		(14,645)
Loans, net	$341,504		$401,133

CIB Marine serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in its core footprint of Wisconsin, Illinois and Indiana. For financial institutions, significant loan concentrations may occur when groups of borrowers have similar economic characteristics and are similarly affected by changes in economic or other conditions. At December 31, 2011, significant concentrations exist in commercial real estate loans.

The following table presents the aging of the recorded investment in past due loans at December 31, 2011 and 2010:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$250	$—	$—	$250	$43,812	$44,062
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	—	—	—	—	153,777	153,777
Construction and development	—	—	—	—	10,424	10,424
Residential real estate:
Owner occupied	172	—	—	172	11,452	11,624
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	496	267	—	763	30,564	31,327
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,479	2,479
Deferred loan costs	3	2	—	5	950	955
Total	$1,148	$764	$—	$1,912	$336,125	$338,037

Nonaccrual Loans (1)
Commercial	$—	$—	$323	$323	$—	$323
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	91	—	9,445	9,536	1,741	11,277
Construction and development	1,345	—	2,470	3,815	3,021	6,836
Residential real estate:
Owner occupied	—	87	356	443	149	592
Non-owner occupied	—	—	—	—	—	—
Home equity	68	74	—	142	362	504
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	63	63
Deferred loan costs	—	—	—	—	—	—
Total	$1,504	$161	$12,594	$14,259	$5,336	$19,595

Total loans
Commercial	$250	$—	$323	$573	$43,812	$44,385
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	91	—	9,445	9,536	155,518	165,054
Construction and development	1,345	—	2,470	3,815	13,445	17,260
Residential real estate:
Owner occupied	172	87	356	615	11,601	12,216
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	564	341	—	905	30,926	31,831
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,542	2,542
Deferred loan costs	3	2	—	5	950	955
Total	$2,652	$925	$12,594	$16,171	$341,461	$357,632

	At December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$90	$—	$—	$90	$51,313	$51,403
Commercial real estate:
Owner occupied	—	—	—	—	58,061	58,061
Non-owner occupied	4,617	—	—	4,617	162,058	166,675
Construction and development	2,267	—	—	2,267	21,023	23,290
Residential real estate:
Owner occupied	239	121	—	360	10,901	11,261
Non-owner occupied	—	—	—	—	3,430	3,430
Home equity	413	282	—	695	36,938	37,633
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$7,805	$1,008	$—	$8,813	$373,539	$382,352

Nonaccrual Loans (1)
Commercial	$—	$17	$215	$232	$2,336	$2,568
Commercial real estate:
Owner occupied	—	—	—	—	6,433	6,433
Non-owner occupied	—	110	6,545	6,655	2,667	9,322
Construction and development	2,925	1,281	5,654	9,860	2,666	12,526
Residential real estate:
Owner occupied	55	48	30	133	1,180	1,313
Non-owner occupied	—	—	1	1	—	1
Home equity	101	—	472	573	690	1,263
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$3,081	$1,456	$12,917	$17,454	$15,972	$33,426

Total Loans
Commercial	$90	$17	$215	$322	$53,649	$53,971
Commercial real estate:
Owner occupied	—	—	—	—	64,494	64,494
Non-owner occupied	4,617	110	6,545	11,272	164,725	175,997
Construction and development	5,192	1,281	5,654	12,127	23,689	35,816
Residential real estate:
Owner occupied	294	169	30	493	12,082	12,575
Non-owner occupied	—	—	1	1	3,429	3,430
Home equity	514	282	472	1,268	37,628	38,896
Purchased home equity pools	158	602	—	760	26,215	26,975
Other consumer	1	—	—	1	2,619	2,620
Deferred loan costs	20	3	—	23	981	1,004
Total	$10,886	$2,464	$12,917	$26,267	$389,511	$415,778

(1)	Nonaccrual loans that are not past due often represent loans with deep collateral depreciation, and significantly deteriorated financial condition with weakened guarantors, where applicable, but have been able to make payments or bring loans current.

The following table lists information on nonaccrual, restructured and certain past due loans:

	At December 31,
	2011	2010
	(Dollars in thousands)
Nonaccrual-loans	$19,595	$33,426
Nonaccrual-loans held for sale	1,375	1,112
Restructured loans accruing	10,706	5,544
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	At December 31,
	2011	2010
	(Dollars in thousands)
Commercial	$323	$2,568
Commercial real estate:
Owner occupied	—	6,433
Non-owner occupied	11,277	9,322
Construction and development	6,836	12,526
Residential real estate:
Owner occupied	592	1,313
Non-owner occupied	—	1
Home equity	504	1,263
Other consumer	63	—
Total	$19,595	$33,426

	At December 31,
	2011	2010
	(Dollars in thousands)
Impaired loans without a specific allowance	$13,257	$24,536
Impaired loans with a specific allowance	23,026	12,507
Total impaired loans	$36,283	$37,043
Specific allowance related to impaired loans	$5,528	$3,877

Payments received on impaired loans that are accruing are recognized in interest income according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are generally not recognized in interest income, but are applied as a reduction to the principal outstanding. The following table presents loans individually evaluated for impairment by class of loans at and for the years ended December 31, 2011 and 2010:

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2011
With no related allowance:
Commercial	$—	$—	$—	$221	$19
Commercial real estate:
Owner occupied	—	—	—	3,805	—
Non-owner occupied	7,892	5,680	—	7,115	31
Construction and development	13,388	6,799	—	9,098	43
Residential real estate:
Owner occupied	336	336	—	398	2
Non-owner occupied	—	—	—	—	—
Home equity	363	363	—	305	1
Purchased home equity pools	—	—	—	—	—
Other consumer	78	79	—	91	—
	$22,057	$13,257	$—	$21,033	$96

With an allowance recorded:
Commercial	$336	$336	$126	$1,432	$9
Commercial real estate:
Owner occupied	5,338	5,338	591	1,955	44
Non-owner occupied	15,215	15,215	4,571	12,255	97
Construction and development	—	—	—	1,051	—
Residential real estate:
Owner occupied	421	417	62	517	6
Non-owner occupied	—	—	—	—	—
Home equity	1,218	1,218	71	1,667	6
Purchased home equity pools	432	432	70	462	—
Other consumer	70	70	37	21	—
	23,030	23,026	5,528	19,360	162

Total	$45,087	$36,283	$5,528	$40,393	$258

The total amount of cash basis income recognized on impaired loans totaled $0.1 million for 2011.

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
December 31, 2010
With no related allowance:
Commercial	$654	$352	$—	$288	$—
Commercial real estate:
Owner occupied	8,953	6,423	—	7,063	—
Non-owner occupied	7,506	4,280	—	3,963	18
Construction and development	20,872	12,494	—	20,564	70
Residential real estate:
Owner occupied	616	616	—	749	7
Non-owner occupied	—	—	—	532	—
Home equity	267	267	—	163	—
Purchased home equity pools	—	—	—	—	—
Other consumer	104	104	—	66	—
	$38,972	$24,536	$—	$33,388	$95

With an allowance recorded:
Commercial	$2,190	$2,190	$1,028	$2,408	$—
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	7,392	7,140	2,541	8,939	—
Construction and development	—	—	—	759	—
Residential real estate:
Owner occupied	845	841	121	841	11
Non-owner occupied	—	—	—	—	—
Home equity	1,843	1,843	131	1,285	—
Purchased home equity pools	483	483	49	411	—
Other consumer	10	10	7	9	—
	12,763	12,507	3,877	14,652	11

Total	$51,735	$37,043	$3,877	$48,040	$106

Year Ended December 31, 2009
(Dollars in thousands)
Average recorded investment in total impaired loans	$39,925
Gross income that would have been recognized had such loans been performing in accordance with their original terms	1,425
Interest income recognized on total impaired loans	31

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$14,645	$16,240	$19,242
Charge-offs	(11,468)	(18,667)	(30,861)
Recoveries	6,570	1,727	486
Net loan charge-offs	(4,898)	(16,940)	(30,375)
Provision for loan losses	6,381	15,345	27,373
Balance at end of year	$16,128	$14,645	$16,240
Allowance for loan losses as a percentage of loans	4.51%	3.52%	3.45%

A summary of the changes in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010 is as follows.

	At or For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)

Balance at beginning of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision (credit) for loan losses	(1,433)	7,626	1,239	(6)	1,438	(2,521)	38	6,381
Charge-offs	—	(5,390)	(2,027)	(1)	(1,392)	(2,639)	(19)	(11,468)
Recoveries	159	769	343	—	62	5,236	1	6,570
Balance at end of year	$1,417	$10,471	$428	$344	$964	$2,425	$79	$16,128

Allowance for loan losses:
Ending balance individually evaluated for impairment	$126	$5,162	$—	$62	$71	$70	$37	$5,528
Ending balance collectively evaluated for impairment	1,291	5,309	428	282	893	2,355	42	10,600

Loans:
Ending balance individually evaluated for impairment	$336	$26,233	$6,799	$753	$1,581	$432	$149	$36,283
Ending balance collectively evaluated for impairment	44,049	195,187	10,461	15,840	30,250	22,214	2,393	320,394

	At or For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)

Balance at beginning of year	$2,771	$6,579	$1,454	$454	$1,058	$3,861	$63	$16,240
Provision (credit) for loan losses	591	4,706	6,788	(145)	674	2,693	38	15,345
Charge-offs	(763)	(4,724)	(7,369)	(2)	(942)	(4,821)	(46)	(18,667)
Recoveries	92	905	—	44	66	616	4	1,727
Balance at end of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645

Allowance for loan losses:
Ending balance individually evaluated for impairment	$1,028	$2,541	$—	$121	$131	$49	$7	$3,877
Ending balance collectively evaluated for impairment	1,663	4,925	873	230	725	2,300	52	10,768

Loans:
Ending balance individually evaluated for impairment	$2,542	$17,843	$12,494	$1,457	$2,110	$483	$114	$37,043
Ending balance collectively evaluated for impairment	51,429	222,648	23,322	14,548	36,786	26,492	2,506	377,731

Troubled Debt Restructurings

CIB Marine has allocated $0.9 million and $1.7 million of specific reserves to customers whose loan terms have been modified as TDR at December 31, 2011 and 2010, respectively. The Company has no additional lending commitments at December 31, 2011 and 2010 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. TDRs on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history.

At December 31, 2011, there were $14.5 million of TDR loans, of which $3.8 million were classified as nonaccrual and $10.7 million were classified as restructured loans and accruing. At December 31, 2010, there were $19.6 million TDR loans, of which $14.1 million were classified as nonaccrual and $5.5 million were classified as restructured loans and accruing.

In accordance with new accounting guidance, the following tables show the modifications for TDRs made during 2011, and TDRs for which there were payment defaults during the periods on modifications made during the prior twelve months:

	Year Ended December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
		(Dollars in thousands)
Troubled Debt Restructuring
Commercial real estate:
Non-owner occupied	3	$4,797	$3,539
Construction and development	1	294	209
Residential real estate:
Owner occupied	1	67	67
Home equity	8	339	339
Other consumer	1	99	63
	14	$5,596	$4,217

	Year Ended December 31, 2011
	Number of Contracts	Recorded Investment
		(Dollars in thousands)
Commercial real estate:
Non-owner occupied	3	$1,664
Construction and development	1	209
Residential real estate:
Owner occupied	1	7
	5	$1,880

For the year ending 2011, net charge-offs related to troubled debt restructurings totalled $5.1 million.

Credit Quality Indicators

CIB Marine categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. CIB Marine analyzes commercial, commercial real estate and construction and development loans individually by classifying the loans as to credit risk. The process of analyzing loans for changes in risk rating is ongoing through quarterly monitoring of the portfolio, annual internal credit reviews for select loans and at the time of refinance or TDR and annual independent loan reviews that sample a majority of loan balances targeted to higher risk and higher concentrated areas of the portfolio. CIB Marine has engaged knowledgeable outside vendors approved by the board of directors to perform loan reviews annually, with the most recent having been performed during the third quarter of 2011. Management compares the results of such reviews to its own internal analysis and utilizes the results in support of current credit risk ratings and classifications. CIB Marine uses the following definitions for credit risk ratings:

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

CIB Marine categorizes residential, home equity, the purchased home equity pools and other consumer loans into risk categories based on relevant information obtained at the time of origination about the ability of the borrower(s) to service their debt, such as current financial information, employment status and history, historical payment experience, credit scores, and type and amount of collateral among other factors. CIB Marine updates relevant information for these types of loans at the time of refinance, troubled debt restructuring or other indications of financial difficulty (e.g., past due status 90 days or more). All new loans are rated Pass at the time of origination. At origination, credit score and loan-to-value (“LTV”) play a significant role in the approval of the credit and borrowers are required to have a credit score above 640 and, where collateralized, a LTV of 100% or less depending on the type of collateral. CIBM Bank does not originate subprime loans or non-traditional residential real estate loans. If new information obtained indicates deteriorated risk, the loan is downgraded using the same category descriptions as used for commercial, commercial real estate and construction and development loans. In addition, CIB Marine further considers current payment status as an indicator of which risk category to assign the borrower, but only in the direction of a deteriorated risk category. Loans past due 60-89 days are classified as substandard-accrual and loans 90 days or more past due are classified as doubtful. In the special case of the loans that are part of the purchased home equity pools, loans past due 27-86 days or a reduced documentation type with a LTV greater than 80% or a Fair Isaac Corporation (“FICO”) less than 780 at origination are considered substandard-accrual, and at 87 days past due they are charged-off in full. As a result there are no balances for these loans in substandard-nonaccrual or doubtful categories.

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

Loans not meeting the criteria above for risk categorization as part of the above described processes are considered to be pass-rated loans. All loans are rated. At December 31, 2011 and 2010, the analysis performed the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard- Accrual	Substandard- Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
December 31, 2011
Commercial	$35,847	$7,367	$848	$323	$—	$44,385
Commercial real estate:
Owner occupied	49,696	959	5,711	—	—	56,366
Non-owner occupied	128,156	15,733	9,888	11,277	—	165,054
Construction and development	8,981	1,184	259	6,836	—	17,260
Residential real estate:
Owner occupied	10,368	762	494	236	356	12,216
Non-owner occupied	4,345	32	—	—	—	4,377
Home equity	29,884	359	1,084	504	—	31,831
Purchased home equity pools	14,997	—	7,649	—	—	22,646
Other consumer	2,220	251	8	63	—	2,542
	$284,494	$26,647	$25,941	$19,239	$356	356,677
Deferred loan costs						955
Total						$357,632

December 31, 2010
Commercial	$39,301	$11,902	$200	$2,568	$—	$53,971
Commercial real estate:
Owner occupied	56,627	1,036	398	6,433	—	64,494
Non-owner occupied	131,700	22,541	12,434	9,322	—	175,997
Construction and development	19,429	673	3,188	12,526	—	35,816
Residential real estate:
Owner occupied	10,309	344	608	1,283	30	12,574
Non-owner occupied	3,430	—	—	—	1	3,431
Home equity	35,977	567	1,089	791	472	38,896
Purchased home equity pools	16,979	—	9,996	—	—	26,975
Other consumer	2,203	302	115	—	—	2,620
	$315,955	$37,365	$28,028	$32,923	$503	414,774
Deferred loan costs						1,004
Total						$415,778

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $1.0 million and $1.3 million at December 31, 2011 and December 31, 2010, respectively.

Director and Officer Loans

Certain directors and principal officers of CIB Marine and its subsidiaries, as well as companies with which those individuals are affiliated, are customers of and conduct banking transactions with CIBM Bank in the ordinary course of business. The loans to directors and principal officers were current at December 31, 2011. The activity in these loans during 2011 and 2010 is as follows:

	For the Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$1,458	$1,969
New loans	—	296
Repayments	(714)	(807)
Balance at end of year	$744	$1,458

Note 5-Premises and Equipment, net

The major classes of premises and equipment and accumulated depreciation are summarized as follows:

	At December 31,
	2011	2010
	(Dollars in thousands)
Land	$1,146	$1,146
Buildings	3,780	3,780
Leasehold improvements	1,128	1,122
Furniture and equipment	7,306	7,619
	13,360	13,667
Less: accumulated depreciation	(8,801)	(8,610)
	$4,559	$5,057

Depreciation expense for 2011, 2010 and 2009 was $0.6 million, $0.6 million and $0.7 million, respectively. Total rental expense, which includes the acceleration of lease expense on branches closed, was $0.9 million, $1.2 million and $1.1 million for 2011, 2010 and 2009, respectively.

CIB Marine leases certain premises and equipment under noncancellable operating leases, which expire at various dates through 2022. Such noncancellable operating leases also include options to renew. The following is a schedule by years of annual future minimum rental commitments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year at December 31, 2011.

At December 31, 2011
(Dollars in thousands)
2012	$677
2013	453
2014	344
2015	266
2016	240
Thereafter	663
$2,643

Note 6-Other Real Estate Owned

A summary of OREO is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$5,314	$830	$980
Transfer of loans at net realizable value to OREO	5,573	5,979	934
Transfer of loans held for sale at net realizable value to OREO	—	186	—
Sale proceeds	(2,158)	(1,377)	(477)
Net gain from sale of OREO	181	49	2
Write down and losses on sales of OREO	(1,822)	(353)	(609)
Balance at end of year	$7,088	$5,314	$830

Net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $1.7 million, $0.6 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7-Company Held For Disposal and Discontinued Operations

At December 31, 2010, assets and liabilities of a company held for disposal consisted entirely of the remaining assets and liabilities of CIB Marine’s wholly-owned subsidiary, CIB Construction, including CIB Construction’s subsidiary, Canron, which made a final liquidation distribution in 2011. During 2011, Canron distributed payments of $0.8 million to CIB Marine and these payments are reported as pretax income from discontinued operations on the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2010, CIB Construction’s net carrying value of its investment in Canron was zero.

Note 8-Sale of Other Assets

At December 31, 2011 and 2010, other investments, reported in other assets totaled $0.6 million and $0.8 million, respectively. There were no other investment sales during 2011. During 2010, other investment sales resulted in a gain of $0.3 million recognized in the Consolidated Statements of Operations and Comprehensive Income. Impairment losses on other investments of $0.2 million were recognized in both years ended December 31, 2011 and 2010.

Note 9-Federal Home Loan Bank Chicago

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution.

The FHLBC announced on October 3, 2011, that its capital conversion plan had been approved by its regulatory the FHFA. As part of the capital stock conversion plan on January 1, 2012, CIBM Bank’s capital stock holdings in the FHLBC was exchanged for class B2 shares of stock, redeemable at the holder’s option in five years. Under the approved capital conversion plan the FHLBC can repurchase a portion of member banks’ excess FHLBC stock holdings, subject to certain other conditions and approvals. The FHLBC has announced it intends to begin such repurchases within six months following the conversion. At both December 31, 2011 and 2010, CIB Marine owned $11.6 million carrying value in FHLBC stock and the stock is carried at par of which $1.3 million and $1.5 million, respectively, were required stock holdings with the FHLBC based on the asset size of CIBM Bank. On February 15, 2012, the FHLBC repurchased $5.3 million of stock at par value. After the repurchase CIB Marine had $6.3 million remaining carrying value in FHLBC stock. Impairment in FHLBC stock is recognized if CIB Marine concludes it is not probable that it will recover the par value of its investment. Due to the long-term performance outlook of the FHLBC, no impairment has been recorded on the FHLBC stock during 2011, 2010 or 2009.

Note 10-Deposits

The aggregate amount of time deposits of $100,000 or more at December 31, 2011 and 2010 was $52.1 million and $75.4 million, respectively. Included in time deposits are public deposits totaling $3.0 million and $3.3 million at December 31, 2011 and 2010, respectively, which were collateralized with pledged securities.

Scheduled Maturities of Time Deposits	At December 31, 2011
(Dollars in thousands)
2012	$99,326
2013	31,436
2014	34,226
2015	4,459
2016	6,757
Thereafter	4,053
$180,257

Note 11-Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. Federal funds purchased generally represent one-day borrowings. Securities sold under repurchase agreements represent borrowings maturing within one year that are collateralized by U.S. Treasury and Government Agency Securities. The following is a summary of short-term borrowings:

	At Year End		For the Year
	Balance	Weighted- Average Rate	Daily Average Balances	Weighted- Average Rate	Highest Balances at Month End
	(Dollars in thousands)
December 31, 2011
Securities sold under repurchase agreements	$9,784	0.21%	$8,130	0.19%	$10,484
Treasury, tax and loan note	—	0.00	238	0.00	710
Total short-term borrowings	$9,784	0.21%	$8,368	0.19%
December 31, 2010
Securities sold under repurchase agreements	$9,961	0.21%	$9,329	0.32%	$12,508
Treasury, tax and loan note	2,800	0.00	323	0.00	2,800
Total short-term borrowings	$12,761	0.16%	$9,652	0.31%

Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

Note 12-Federal Home Loan Bank Advances

Long-term borrowings consisted of borrowings from the FHLBC having an original maturity of greater than one year. The FHLBC advances shown in the following table are fixed rate borrowings collateralized by residential mortgage-backed securities.

At December 31,				Scheduled
2011		2010		Maturity
Balance	Rate	Balance	Rate
(Dollars in thousands)
$—	—%	$5,000	3.95%	08/15/11
5,000	4.21	5,000	4.21	08/14/12
$5,000	4.21%	$10,000	4.08%

CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. The maximum collateral margin available for the qualifying residential mortgage-backed securities pledged as collateral is between 66% and 96% of market value, depending on the type of collateral. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $8.5 million and $17.8 million at December 31, 2011 and 2010, respectively. These assets consisted of securities with a fair value of $9.4 million and $19.1 million at December 31, 2011 and 2010, respectively. As a result, additional potential borrowings available at the FHLBC at December 31, 2011 and 2010 were $3.5 million and $7.8 million, respectively.

Note 13-Stockholders’ Equity

Preferred Stock

On September 16, 2009, following receipt of approval of the pre-packaged Plan of Reorganization (“Plan”) by the requisite holders of the trust preferred securities (“TruPS Holders”), CIB Marine filed the Plan in the United States Bankruptcy Court (“Bankruptcy Court”) for the Eastern District of Wisconsin (Case No. 09-33318) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”). The restructuring of CIB Marine pursuant to the Plan had no direct impact on the operations of CIBM Bank.

On October 29, 2009, the Bankruptcy Court entered an order confirming the Plan. CIB Marine substantially completed its financial restructuring pursuant to the Plan on the effective date of December 30, 2009. Under the Plan, the former TruPS Holders exchanged $107.2 million of cumulative high-interest Junior Subordinated Debentures comprising $61.9 million principal and $45.3 million of accrued interest, for shares of two series of CIB Marine preferred stock with a carrying value of $51 million. In the exchange, 55,624 shares of Series A 7% fixed rate noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series A Preferred”) and 4,376 shares of Series B 7% fixed rate convertible noncumulative perpetual preferred stock with a stated value of $1,000 per share (“Series B Preferred” and, together with Series A Preferred the “CIB Marine Preferred”) were issued. An extraordinary gain of $54.5 million, net of amortization costs of $1.2 million and reorganization costs of $0.5 million, was recorded in the fourth quarter of 2009 on the extinguishment of debt securities related to the exchange. On May 10, 2010, the Bankruptcy Court issued its final decree thereby closing the Chapter 11 bankruptcy case for CIB Marine.

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

If all Series B Preferred stockholders were to convert their shares in connection with a merger, they would own approximately 49% of the outstanding common stock of CIB Marine.

Treasury Stock

CIBM Bank acquired certain shares of CIB Marine stock through collection efforts when the borrowers defaulted on their loans. Any loan balance in excess of the estimated fair value of the stock and other collateral received was charged to the allowance for loan losses. At both December 31, 2011 and 2010, 7,452 shares of treasury stock were directly owned by CIBM Bank and thus were not excluded from the number of shares outstanding.

Regulatory Action and Capital

At both December 31, 2011 and 2010, CIB Marine was subject to a Written Agreement (“Written Agreement”) entered into with the Federal Reserve Bank of Chicago (“Federal Reserve Bank”) in the second quarter of 2004. The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization, including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. CIB Marine is prohibited from paying any dividends without Federal Reserve Bank consent pursuant to the Written Agreement.

At both December 31, 2011 and 2010, CIB Marine’s wholly-owned subsidiary bank, CIBM Bank, was under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restricting lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, requiring the maintenance of a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, the development of a management plan and implementation of its recommendations, the need for board compliance and monitoring of the provisions of the Consent Order, and the maintenance of and a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so. Generally, enforcement actions such as the Consent Order can be lifted only after subsequent examinations and evaluations by the regulatory agencies determine that the issues covered by the Consent Order have been satisfactorily and sustainably resolved.

At December 31, 2011 and 2010, CIB Marine’s capital ratios were above the minimum levels required by the Written Agreement. At December 31, 2011 and 2010, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of December 31, 2011.

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

At both December 31, 2011 and 2010, CIBM Bank’s Tier 1 leverage and risk-based capital ratios were in excess of the minimum ratios for capital adequacy purposes and hence, CIB Marine was considered to be classified as adequately-capitalized under the regulatory definitions. The actual and required capital amounts and ratios (as defined in the regulations) for CIB Marine and CIBM Bank are presented in the tables below. As noted earlier, CIBM Bank is subject to the Consent Order requiring it to maintain capital at a level greater than the quantitative level required to be considered “well capitalized” under applicable regulations.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions		Minimum Required Pursuant to the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,566	16.93%	$34,772	8.00%
CIBM Bank	61,489	14.26	34,489	8.00	$43,111	10.00%	$51,733	12.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$67,999	15.64%	$17,386	4.00%
CIBM Bank	55,969	12.98	17,244	4.00	$25,867

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$67,999	13.15%	$20,685	4.00%
CIBM Bank	55,969	10.93	20,473	4.00	$25,592	5.00%	$51,184	10.00%

December 31, 2010
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$79,965	15.47%	$41,360	8.00%
CIBM Bank	67,891	13.36	40,655	8.00	$50,819	10.00%	$60,982	12.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,401	14.20%	$20,680	4.00%
CIBM Bank	61,438	12.09	20,327	4.00	$30,491

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$73,401	11.80%	$24,875	4.00%
CIBM Bank	61,438	10.04	24,486	4.00	$30,608	5.00%	$61,216	10.00%

No capital contributions were made to CIBM Bank in 2011. Consistent with CIB Marine’s goal of supporting strong capital and liquidity positions at CIBM Bank and in keeping with its source of strength obligations under the Bank Holding Company Act of 1956, as amended, CIB Marine provided CIBM Bank with $5.3 million of capital during 2010.

The payment of dividends by banking subsidiaries is subject to regulatory restrictions by various federal and/or state regulatory authorities. In addition, dividends paid by bank subsidiaries are further limited if the effect would result in a bank subsidiary’s capital being reduced below applicable minimum capital amounts. CIB Marine did not receive any dividend payments from CIBM Bank during 2011 or in 2010. CIBM Bank did not have any retained earnings available for the payment of dividends to CIB Marine without first obtaining the consent of the regulators. Moreover, CIBM Bank is prohibited under the Consent Order from declaring or paying dividends to CIB Marine without prior regulatory approval. In 2011 and 2010, the parent company of CIB Marine received returns of capital from its non-bank subsidiaries of $0.8 million and $5.0 million, respectively.

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

Note 14-Earnings (Loss) Per Share

The following provides a reconciliation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(6,205)	$(17,253)	$(41,483)
Income from discontinued operations	781	—	711
Loss before extraordinary net gain	(5,424)	(17,253)	(40,772)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	54,497
Net income (loss)	(5,424)	(17,253)	13,725
Preferred stock dividends	—	—	—
Net income (loss) allocated to common stockholders	$(5,424)	$(17,253)	$13,725
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344	18,225,060
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892	18,217,608
Effect of dilutive stock options outstanding	—	—	—
Basic	18,127,892	18,127,892	18,217,608
Assumed conversion of Series B preferred to common	—	—	95,912
Diluted	18,127,892	18,127,892	18,313,520

Earnings (loss) per share :
Basic:
Loss from continuing operations	$(0.34)	$(0.95)	$(2.28)
Income from discontinued operations	0.04	—	0.04
Loss before extraordinary net gain	(0.30)	(0.95)	(2.24)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	2.99
Net income (loss)	$(0.30)	$(0.95)	$0.75
Diluted:
Loss from continuing operations	$(0.34)	$(0.95)	$(2.28)
Income from discontinued operations	0.04	—	0.04
Loss before extraordinary net gain	(0.30)	(0.95)	(2.24)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	2.99
Net income (loss)	$(0.30)	$(0.95)	$0.75

Options to purchase 443,606; 573,132 and 948,212 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At December 31, 2011 and 2010, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted loss per share for the periods ending December 31, 2011 and 2010.

Note 15-Financial Instruments with Off-Balance Sheet Risk

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	At December 31,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Fixed	$1,724	$1,160
Variable	30,110	34,951
Standby letters of credit	2,385	2,040

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

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. Fees received to issue standby letters of credit are deferred and recognized as noninterest income over the term of the commitment. The guarantees frequently support public and private borrowing arrangements, including commercial paper issuances, bond funding, and other similar transactions. CIB Marine issues commercial letters of credit on behalf of customers to help ensure payments or collection in connection with trade transactions. In the event of a customer’s nonperformance, CIB Marine’s loan loss exposure is the same as in any extension of credit, up to the letter’s contractual amount. Management assesses the borrower’s financial condition to determine the necessary collateral, which may include marketable securities, real estate, accounts receivable and inventory. Since the conditions requiring CIB Marine to fund letters of credit may not occur, CIB Marine expects its future cash requirements to be less than the total outstanding commitments. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.4 million and $2.1 million with a weighted average term of approximately 11 months and 11 months at December 31, 2011 and 2010, respectively. The standby letters of credit for which reserves were established were participated to nonaffiliated banks. CIB Marine did not default on any payment obligations with the other banks.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee except for overdraft lines of credit, which a fixed maturity date is not established. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. The interest rates range between 2.24% and 18.00% with a weighted average of 4.42%. The maturity dates range between January 2012 and open dated, the latter is related to overdraft protection accounts. For commercial commitments to extend credit, totaling $22.7 million, the maturity dates range between January 2012 and August 2022 with a weighted average of nine months.

CIB Marine had no interest rate swaps outstanding at either December 31, 2011 or 2010.

Note 16-Commitments and Contingencies

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

CIB Marine did not recognize any litigation settlement or loss contingency expenses in 2011, 2010 or 2009.

Note 17-Stock-Based Compensation

Under the terms of an incentive stock plan adopted during 1999, shares of unissued common stock were reserved for options for certain employees at prices not less than the fair value of the shares at the date of grant. These options expire ten years after the grant date with options scheduled to expire at various times through 2018. No shares were granted in 2011, 2010 or 2009. No additional shares of common stock remain reserved for future grants under the option plan approved by stockholders. At December 31, 2011, CIB Marine had $0.02 million of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized during 2012.

The fair value method resulted in $0.02 million and $0.1 million of compensation expense for 2011 and 2009, respectively, and a $0.2 million reversal of compensation expense in 2010 due to forfeitures.

The following table shows activity relating to stock options.

	Number of Shares	Range of Option Prices per Share	Weighted Average Exercise Price
Shares under option at January 1, 2009	1,101,617	$2.17-22.89	$6.16
Granted	—	—	—
Lapsed or surrendered	(267,297)	3.70-22.89	9.01
Exercised	—	—	—
Shares under option at December 31, 2009	834,320	$2.17-22.89	$5.24
Granted	—	$—	$—
Lapsed or surrendered	(373,049)	3.70-22.89	5.43
Exercised	—	—	—
Shares under option at December 31, 2010	461,271	$2.17-22.89	$5.09
Granted	—	$—	$—
Lapsed or surrendered	(53,271)	2.17-22.89	13.82
Exercised	—	—	—
Shares under option at December 31, 2011	408,000	$3.70-4.10	$3.95
Shares exercisable and vested at December 31, 2011	365,300	$3.70-4.10	$3.97

Options outstanding have no intrinsic value at December 31, 2011 and 2010. The following table shows activity relating to nonvested stock options:

	For the Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	122,500	277,700	528,000
Granted	—	—	—
Vested	(71,600)	(84,600)	(151,800)
Forfeited	(8,200)	(70,600)	(98,500)
Balance at end of year	42,700	122,500	277,700

The following table summarizes information about stock options outstanding at December 31, 2011.

Options Outstanding			Options Exercisable
Option Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Average Exercise Price	Weighted Shares Exercisable	Exercisable Weighted Average Exercise Prices	Weighted Average Contractual Years
$3.70	151,500	5.92	$3.70	121,200	$3.70
4.10	256,500	4.78	4.10	244,100	4.10
$3.70 — 4.10	408,000	5.20	$3.95	365,300	$3.97	5.13

Note 18-Other Benefit Plans

CIB Marine provides a defined contribution 401(k) plan to all employees of CIB Marine and its subsidiaries who have attained age 18. Employees may enter the plan on the first day of the month following sixty days of employment. The plan permits participants to make voluntary tax deferred contributions up to the maximum permitted by law. Participants age 50 or older are allowed to make a stated amount of additional contributions on a tax-deferred basis as permitted by law. In 2011, 2010 and 2009, the matching contribution was 50% of the employee’s contribution up to 6% of compensation. The total expenses incurred for employer matching contributions to the plan was $0.2 million in each of the years 2011, 2010 and 2009. All administrative costs to maintain the plan are paid by the plan.

Note 19-Income Taxes

The provision for (benefit from) income taxes on income (loss) from continuing operations in the consolidated statements of operations consisted of the following components:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current tax provision (benefit):
Federal	$—	$—	$(1)
State	—	—	100
Deferred tax (benefit)	—	—	—
	$—	$—	$99

In 2009, $0.1 million of state tax expense was recognized in connection with the finalization of various state tax issues.

A reconciliation of the income tax provision (benefit) and income tax (benefit) from continuing operations that would have been provided by applying the federal statutory rate of 35% is as follows:

	For the Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Income tax (benefit) at statutory tax rate	$(2,172)	(35.0)%	$(6,039)	(35.0)%	$4,590	35.0%
Increase (reduction) in tax rate resulting from:
State income taxes, net of federal income tax effect and valuation allowance	—	0.0	—	0.0	65	0.5
Tax-exempt interest	(16)	(0.3)	(21)	(0.1)	(25)	(0.2)
Affordable housing credits	(360)	(6.6)	(360)	(2.1)	(360)	(2.7)
Valuation allowance-federal	2,444	40.0	6,395	37.1	(4,207)	(32.1)
Other, net	104	1.9	25	0.1	36	0.3
	$—	0.0%	$—	0.0%	$99	0.8%

The tax effects of temporary differences that give rise to net deferred tax (liabilities)/assets reported in other assets in the accompanying consolidated balance sheets are as follows:

	At December 31,
	2011	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Loss carryforwards (1)	$33,711	$31,843	$26,043
Tax credit carryforwards	698	313	—
Allowance for loan losses	6,481	6,012	6,486
Net unrealized loss in securities available for sale	1,491	1,859	2,473
Other	2,280	3,058	1,475
Deferred tax assets before valuation allowance	44,661	43,085	36,477
Valuation allowance	(43,782)	(42,164)	(35,738)
Net deferred tax assets	879	921	739
Deferred tax liabilities:
Fixed assets	$178	$178	$255
Other	701	743	484
Total deferred tax liabilities	879	921	739
Net deferred tax assets	$—	$—	$—

(1)	Includes U.S. federal and state net operating, capital loss and charitable contribution carryforwards as limited under Internal Revenue Code sections 382 and 383.

In connection with CIB Marine’s emergence from Chapter 11 bankruptcy, the then available tax attributes, including federal and state carryforwards, were reduced in 2009 by the amount of the cancellation of indebtedness income realized. The realization of the remaining federal tax attributes, including net operating loss carryforwards is limited under Internal Revenue Code sections 382 and 383 to approximately $2.3 million annually and $46 million in total, and generally expire in 2029. The applicable state taxing authorities generally following the federal rules, while the available specific state carryforwards and expiration dates vary by jurisdiction. CIB Marine incurred additional federal and state net operating losses of approximately $7 million and $17 million for the years ended December 31, 2011 and 2010, respectively. These federal losses expire in 2031 and 2030, respectively, and are available to offset future taxable income without limitation. Also, CIB Marine had alternative minimum tax credit carryforwards of $0.7 million at December 31, 2011, 2010, and 2009.

Due to the significant operating loss carryforwards, management has determined that it is not more likely than not that the net deferred tax assets at December 31, 2011 will be realized in their entirety. Therefore, a valuation allowance has been provided to reduce the net U.S. federal and state net deferred tax asset to zero.

CIB Marine files income tax returns in the U.S. federal and various state jurisdictions. With limited separate company state exceptions, CIB Marine is no longer subject to income tax examinations by U.S. federal tax authorities for years before 2008, and state tax authorities for years before 2007. CIB Marine has no unrecognized tax benefits as of December 31, 2011 and 2010. CIB Marine does not anticipate material adjustments to the amount of total unrecognized tax benefits within the next twelve months.

Note 20-Fair Value

The following tables present information about CIB Marine’s assets measured at fair value on a recurring basis at December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2011
Assets
U.S. government agencies	$7,071	$—	$7,071	$—
States and political subdivisions	29,944	—	29,944	—
Trust preferred securities collateralized debt obligations	3,234	—	—	3,234
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	26,510	—	26,510	—
Residential mortgage-backed securities (non-agencies)	22,100	—	22,100	—
Total	$89,009	$—	$85,775	$3,234

December 31, 2010
Assets
U.S. government agencies	$12,916	$—	$12,916	$—
States and political subdivisions	29,448	—	29,448	—
Trust preferred securities collateralized debt obligations	2,985	—	—	2,985
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	45,187	—	45,187	—
Residential mortgage-backed securities (non-agencies)	36,192	—	36,192	—
Total	$126,878	$—	$123,893	$2,985

The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	For Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Available for Sale Securities
Beginning of year balance	$2,985	$3,662
Total gains (losses) (realized/unrealized)
Included in earnings	—	(103)
Included in other comprehensive income	273	(543)
Settlements	(24)	(31)
End of year balance	$3,234	$2,985
The amount of total gains (losses) for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of year	$273	$(646)

The following table presents information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and 2010.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
December 31, 2011
Loans held for sale:
Commercial real estate	$166	$—	$—	$166	$818
Construction and development	1,954	—	—	1,954	(139)
Impaired loans (1)
Commercial	—	—	—	—	848
Commercial real estate	6,126	—	6,126	—	(2,406)
Construction and development	4,752	—	4,752	—	(474)
Residential real estate	43	—	43	—	18
Home equity	259	—	259	—	(71)
Purchased home equity pools	—	—	—	—	—
Other consumer	111	—	111	—	(31)

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
Total impaired loans	11,291	—	11,291	—	(2,116)
Other real estate owned:
Commercial real estate	41	—	41	—	(47)
Construction and development	5,688	—	5,688	—	(1,594)
Residential real estate	1,359	—	1,359	—	—
Other equity investments	—	—	—	—	(69)
Total	$20,499	$—	$18,379	$2,120	$(3,147)

December 31, 2010
Assets
Loans held for sale:
Commercial real estate	$3,366	$—	$—	$3,366	$111
Construction and development	3,262	—	—	3,262	(1,172)
Impaired loans (1)
Commercial	1,351	—	1,351	—	(191)
Commercial real estate	5,115	—	5,115	—	(4,246)
Construction and development	10,094	—	10,094	—	(6,172)
Residential real estate	1,022	—	1,022	—	69
Home equity	340	—	340	—	(28)
Purchased home equity pools	—	—	—	—	—
Other consumer	107	—	107	—	16
Total impaired loans	18,029	—	18,029	—	(10,552)
Other real estate owned:
Commercial	100	—	100	—	—
Commercial real estate	453	—	453	—	30
Construction and development	3,431	—	3,431	—	(335)
Residential real estate	1,330	—	1,330	—	—
Other equity investments	65	—	—	65	292
Total	$30,036	$—	$23,343	$6,693	$(11,626)

(1) Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for December 31, 2011 and 2010. Total impaired loans at December 31, 2011 and 2010 were $36.3 million and $37.0 million, respectively.

Gains and losses (realized and unrealized) for assets and liabilities reported at fair value on a recurring basis included in earnings for the year ended December 31, 2011 and 2010 (above) are reported in other revenues as follows:

	For the Years Ended December 31,
	2011	2010
	(Dollars in thousands)
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$(103)
Change in unrealized gains or losses relating to assets still held at reporting date	$273	$(543)

The following section describes the valuation methodologies used to measure recurring financial instruments at fair value, including the classification of related pricing inputs.

Securities Available for Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds. Securities classified under Level 2 inputs include those where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs and using a market approach to valuation include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, private issue mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available for sale securities using Level 3 inputs were TPCDOs with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

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

The table below summarizes fair value of financial assets and liabilities at December 31, 2011 and 2010.

	At December 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$44,828	$44,828	$27,267	$27,267
Loans held for sale	2,120	2,120	6,628	6,628
Securities available for sale	89,009	89,009	126,878	126,878
Loans, net	341,504	325,945	401,133	378,832
Accrued interest receivable	1,648	1,648	2,293	2,293

	At December 31, 2011		At December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial liabilities:
Deposits	422,586	425,559	493,527	497,639
Short-term borrowings	9,784	9,784	12,761	12,761
Federal Home Loan Bank advances	5,000	5,130	10,000	10,413
Accrued interest payable	376	376	705	705

	At December 31, 2011			At December 31, 2010
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit
Fixed	$1,724	$—	$—	$1,160	$—	$—
Variable	30,110	—	—	$34,951	$—	$—
Standby letters of credit	2,385	(6)	(6)	2,040	(4)	(4)

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

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the FHFA approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $11.6 million at both December 31, 2011 and 2010.

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

Federal Home Loan Bank Advances. The fair market value of long-term borrowings payable was estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates for instruments with similar terms.

Accrued Interest Payable. The carrying amount of accrued interest payable is used to approximate its fair value.

Off-Balance Sheet Instruments. The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments, net of accrued liability for probable losses.

Note 21-Parent Company Financial Statements

The condensed financial statements of the parent company only, are presented as follows:

Condensed Balance Sheets

	At December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from affiliated banks	$2,924	$3,588
Investments in subsidiaries	61,243	65,154
Premises and equipment, net	90	172
Investment in subsidiary held for disposal	—	24
Other investments	—	65
Income tax receivable	161	—
Other assets	175	153
Total assets	$64,593	$69,156
Liabilities
Accrued income taxes	$—	$50
Other liabilities	371	353
Total liabilities	371	403
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000,	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares, 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,480	158,458
Accumulated deficit	(159,298)	(153,874)
Accumulated other comprehensive loss related to available for sale securities	2,113	944
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(5,890)	(5,592)
Accumulated other comprehensive loss, net	(3,777)	(4,648)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	64,222	68,753
Total liabilities and stockholders’ equity	$64,593	$69,156

Condensed Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest and Dividend Income
Dividends from non-bank subsidiary	$—	$5,000	$—
Loan and other interest from subsidiaries	—	—	28
Total interest and dividend income	—	5,000	28
Interest Expense
Junior subordinated debentures	—	—	6,284
Total interest expense	—	—	6,284
Net interest and dividend income (loss)	—	5,000	(6,256)
Noninterest income
Equity in undistributed loss of subsidiaries	(4,021)	(20,959)	(28,607)
Fees from subsidiaries	—	—	1,541
Gain on sale of securities	—	153	—
Gain on sale of assets, net	10	292	—
Other income	1	1	2
Total noninterest loss	(4,010)	(20,513)	(27,064)
Noninterest expense
Compensation and employee benefits	—	—	2,850
Equipment	99	195	303
Occupancy and premises	5	5	215
Professional services	917	1,137	2,599
Write down and losses on assets	66	12	825
Other	566	519	914
Total noninterest expense	1,653	1,868	7,706
Loss before income taxes and extraordinary net gain	(5,663)	(17,381)	(41,026)
Income tax benefit	(239)	(128)	(254)
Loss before extraordinary net gain	(5,424)	(17,253)	(40,772)
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	54,497
Net income (loss)	(5,424)	(17,253)	13,725
Preferred stock dividends	—	—	—
Net income (loss) allocated to common stockholders	$(5,424)	$(17,253)	$13,725
Other comprehensive income	871	1,535	5,415
Comprehensive Income (loss)	$(4,553)	$(15,718)	$19,140

Condensed Statement of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(5,424)	$(17,253)	$13,725
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed loss of subsidiaries	4,021	20,959	28,507
Depreciation and amortization	81	162	181
Write down and losses on assets	66	12	825
Gain on sale of securities	—	(153)	—
Gain on sale of assets	(10)	(292)	—
Increase (decrease) in interest receivable and other assets	561	(9,520)	(2,031)
Increase in interest payable junior subordinated debentures	—	—	6,242
Increase (decrease) in other interest payable and other liabilities	17	(539)	(921)
Net cash provided by (used in) operating activities before extraordinary net gain	(688)	(6,624)	46,528
Extraordinary gain on extinguishment of junior subordinated debentures, net of amortization and reorganization costs	—	—	(54,497)
Net cash used in operating activities	(688)	(6,624)	(7,969)
Cash Flows from Investing Activities:
Net decrease in other equities	—	1,107	—
Net increase in loans	—	—	(51)
Dividends received from non-bank subsidiary	—	5,000	—
Capital (expenditures) sales	—	42	(127)
Decrease (increase) in investment in subsidiaries held for disposal	24	—	(711)
Net cash provided by (used in) investing activities	24	6,149	(889)
Cash Flows from Financing Activities:
Purchase of treasury stock	—	—	(367)
Reduction in receivable from the sale of stock	—	—	51
Net cash used in financing activities	—	—	(316)
Net decrease in cash and cash equivalents	(664)	(475)	(9,174)
Cash and cash equivalents, beginning of year	3,588	4,063	13,237
Cash and cash equivalents, end of year	$2,924	$3,588	$4,063
Supplemental Disclosures of Extraordinary Noncash Activities
Extinguishment debentures, net	—	—	106,005
Issuance of preferred stock	—	—	51,000

Note 22-Quarterly Consolidated Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except share data)
For the Year Ended December 31, 2011
Total interest income	$6,791	$6,504	$6,378	$6,021	$25,694
Total interest expense	1,639	1,554	1,257	1,019	5,469
Net interest income	5,152	4,950	5,121	5,002	20,225
Provision for loan losses	1,089	1,679	1,610	2,003	6,381
Net interest income after provision for loan losses	4,063	3,271	3,511	2,999	13,844
Gain on sale of securities	—	—	—	—	—
Other noninterest income	209	205	604	632	1,650
Other noninterest expense	5,617	5,346	4,728	6,008	21,699
Loss from continuing operations before income taxes	(1,345)	(1,870)	(613)	(2,377)	(6,205)
Income tax expense	—	—	—	—	—
Loss from continuing operations	(1,345)	(1,870)	(613)	(2,377)	(6,205)
Discontinued operations	—	379	—	402	781
Net loss	(1,345)	(1,491)	(613)	(1,975)	(5,424)
Preferred stock dividends	—	—	—	—	—
Net loss attributable to common stockholders	$(1,345)	$(1,491)	$(613)	$(1,975)	$(5,424)
Loss per share:
Basic and diluted
Continuing operations	$(0.07)	$(0.10)	$(0.03)	$(0.14)	$(0.34)
Discontinued operations	—	0.02	—	0.02	0.04
Net loss	$(0.07)	$(0.08)	$(0.03)	$(0.12)	$(0.30)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except share data)
For the Year Ended December 31, 2010
Total interest income	$8,130	$7,619	$7,309	$7,232	$30,290
Total interest expense	2,653	2,452	2,235	1,929	9,269
Net interest income	5,477	5,167	5,074	5,303	21,021
Provision for loan losses	2,672	2,436	6,602	3,635	15,345
Net interest income (loss) after provision for loan losses	2,805	2,731	(1,528)	1,668	5,676
Gain on sale of securities	95	58	—	—	153
Other noninterest income	409	199	109	199	916
Other noninterest expense	5,668	5,915	6,346	6,069	23,998
Loss from continuing operations before income taxes	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Income tax expense	—	—	—	—	—
Loss from continuing operations	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Discontinued operations	—	—	—	—	—
Net loss	(2,359)	(2,927)	(7,765)	(4,202)	(17,253)
Preferred stock dividends	—	—	—	—	—
Net loss attributable to common stockholders	$(2,359)	$(2,927)	$(7,765)	$(4,202)	$(17,253)
Loss per share:
Basic and diluted
Continuing operations	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)
Discontinued operations	—	—	—	—	—
Net loss	$(0.13)	$(0.16)	$(0.43)	$(0.23)	$(0.95)

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

CIB Marine’s management, under the supervision and with the participation of its CEO and CFO, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective as of December 31, 2011.

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

CIB Marine’s management, with the participation of its CEO and CFO, conducted an evaluation of the effectiveness of CIB Marine’s internal controls over financial reporting as of December 31, 2011 based on the framework and criteria established in Internal Controls-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that CIB Marine’s internal control over financial reporting is effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation report from CIB Marine’s independent registered public accounting firm regarding internal control over financial reporting because of permanent exemption received by smaller companies, such as CIB Marine, as part of the Dodd-Frank Act.

(c) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect CIB Marine’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2012, except for information as to executive officers which is set forth in Part I of this Form 10-K report. As of December 31, 2011, there had been no material changes to the procedures by which security holders may recommend nominees to CIB Marine’s board of directors since its last reporting period.

Code of Ethics

CIB Marine has adopted a Code of Ethics (“Code”) which applies to all of CIB Marine’s directors, officers and employees. A copy of the Code may be accessed on CIB Marine’s website at www.cibmarine.com by clicking on the “Code of Ethics Policy” link in the Corporate Governance section of the website.

Audit Committee & Audit Committee Financial Expert

CIB Marine’s Board of Directors has established an Audit Committee to assist the Board in its general oversight of CIB Marine’s financial reporting, internal controls and audit functions. As of December 31, 2011, the committee comprised directors Baker, Bunn, Elste, Longman and Rhoades. Mr. Longman serves as the committee’s Chairman.

The Board has adopted a written charter for the Audit Committee setting forth the specific duties, responsibilities and authorities of the committee. The charter is available in the “Corporate Governance” section of CIB Marine’s website at www.cibmarine.com.

The Board of Directors has determined that all of the members of the Audit Committee satisfy the independence requirements of Nasdaq. In addition, the Board has determined that Messrs. Longman and Baker are “audit committee financial experts” as such term is defined by the SEC rules.

The Audit Committee has established a sub-committee, the Accounting Issues Committee, to assist it in addressing the complex accounting issues facing CIB Marine. Members of the Accounting Issues Committee meet as core accounting issues arise that require further oversight and independence from management.

ITEM 11. EXECUTIVE COMPENSATION

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2012.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding shares outstanding and available for issuance under CIB Marine’s existing equity compensation plans.

Equity Compensation Plan Information(1)
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	365,300	$3.97	—
Equity compensation plans not approved by security holders	—	—	—
Total	365,300	$3.97	—

(1)	See Note 1-Significant Accounting Policies-Stock-Based Compensation and Note 17-Stock-Based Compensation of the consolidated financial statements appearing in Item 8 of Part II to this Form 10-K for additional information regarding CIB Marine’s stock-based compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information responsive to this item is incorporated herein by reference to CIB Marine’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements of CIB Marine are filed as a part of this document under Part II, Item 8, Financial Statements and Supplementary Data.

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets at December 31, 2011 and 2010.
•	Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.
•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K.

(a)(3) Exhibits

Exhibit No.	Exhibit

2.1	Prepackaged Plan of Reorganization dated July 16, 2009 of CIB Marine Bancshares, Inc. filed under Chapter 11 of United States Bankruptcy Code in United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

2.2	Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.3	Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.3 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.4	Final Decree issued by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s March 31, 2010 Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010).

3.1	Amended and Restated Articles of Incorporation of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

3.2	Bylaws of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.1	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

*10.2	First Amendment to the CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.3	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.4	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.2 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.5	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.6	CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).

*10.7	Employment Agreement between John P. Hickey, Jr. and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

Exhibit No.	Exhibit

10.8	Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.9	Consent Order, dated April 29, 2010 by the Federal Deposit Insurance Corporation and State of Illinois Department of Financial and Professional Regulation, Division of Banking (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010).

*10.10	Agreement between Daniel Rasmussen and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010).

21	Subsidiaries of CIB Marine Bancshares, Inc.

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Charles J. Ponicki, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Patrick J. Straka, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of Charles J. Ponicki, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Patrick J. Straka, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

**101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v)Notes to Consolidated Financial Statements tagged as blocks of text.

Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CIB Marine is not filing certain documents. CIB Marine agrees to furnish a copy of each such document upon the request of the Commission.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this Annual Report.
**	As provided in Rule 406T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b) Exhibits

See Item 15(a)(3)

(c) Financial Statement Schedules

See Item 15(a)(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(registrant)

By: /s/ CHARLES J. PONICKI
Date: March 23, 2012	Charles J. Ponicki
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN P. HICKEY, Jr.	Chairman of the Board of Directors	March 23, 2012
John P. Hickey, Jr.

/s/ CHARLES J. PONICKI	President and Chief Executive	March 23, 2012
Charles J. Ponicki	Officer (Principal Executive Officer)

/s/ PATRICK J. STRAKA	Chief Financial Officer (Principal	March 23, 2012
Patrick J. Straka	Financial and Accounting Officer)

/s/ CHARLES E. BAKER	Director	March 23, 2012
Charles E. Baker

/s/ WILLARD BUNN III	Director	March 23, 2012
Willard Bunn III

/s/ MARK A. ELSTE	Director	March 23, 2012
Mark A. Elste

/s/ GARY L. LONGMAN	Director	March 23, 2012
Gary L. Longman

/s/ CHARLES D. MIRES	Director	March 23, 2012
Charles D. Mires

/s/ RONALD E. RHOADES	Director	March 23, 2012
Ronald E. Rhoades

CIB Marine Bancshares, Inc.

INDEX TO EXHIBITS

ITEM

2.1	Prepackaged Plan of Reorganization dated July 16, 2009 of CIB Marine Bancshares, Inc. filed under Chapter 11 of United States Bankruptcy Code in United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

2.2	Findings of Fact, Conclusions of Law and Order Confirming Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.3	Notice of Occurrence of Effective Date of Debtors’ Prepackaged Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.3 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 25, 2010).

2.4	Final Decree issued by the United States Bankruptcy Court for the Eastern District of Wisconsin (incorporated by reference to Exhibit 2.1 to CIB Marine’s March 31, 2010 Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010).

3.1	Amended and Restated Articles of Incorporation of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 5, 2009).

3.2	Bylaws of CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 3.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.1	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

*10.2	First Amendment to the CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to CIB Marine’s Form 10-K filed with the Securities and Exchange Commission on October 31, 2005).

*10.3	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.4	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.2 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2005).

*10.5	CIB Marine Bancshares, Inc. 1999 Stock Option and Incentive Plan Key Employee Non-Qualified Stock Option Agreement (accelerated vesting upon sale of subsidiary bank) (incorporated by reference to Exhibit 99.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on November 16, 2006).

*10.6	CIB Marine Bancshares, Inc. Severance Pay Plan (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005).

*10.7	Employment Agreement between John P. Hickey, Jr. and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on October 23, 2007).

10.8	Written Agreement between CIB Marine and the Federal Reserve Bank of Chicago (incorporated by reference to Exhibit 99.5 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2004).

10.9	Consent Order, dated April 29, 2010 by the Federal Deposit Insurance Corporation and State of Illinois Department of Financial and Professional Regulation, Division of Banking (incorporated by reference to Exhibit 10.1 of CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2010).

*10.10	Agreement between Daniel Rasmussen and CIB Marine Bancshares, Inc. (incorporated by reference to Exhibit 99.1 to CIB Marine’s Form 8-K filed with the Securities and Exchange Commission on January 8, 2010).

21	Subsidiaries of CIB Marine Bancshares, Inc.

23.1	Consent of Crowe Horwath LLP

31.1	Certification of Charles J. Ponicki, Chief Executive Officer, under Rule 13a-14(a)/15d-14(a).

31.2	Certification of Patrick J. Straka, Chief Financial Officer, under Rule 13a-14(a)/15d-14(a).

32.1	Certification of Charles J. Ponicki, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Patrick J. Straka, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes- Oxley Act of 2002.

**101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v)Notes to Consolidated Financial Statements tagged as blocks of text.

*	Indicates management contracts and compensatory arrangements required to be filed pursuant to Item 15(b) of this Annual Report.
**	As provided in Rule 406T, this information is furnished and not filed for purposes of sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

