Form 10-Q
period 2012-03-31
CIB MARINE BANCSHARES INC
filed 2012-05-11
CIK 861955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of April 30, 2012 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of March 31, 2012, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$58,908	$44,828
Securities available for sale	88,345	89,009
Loans held for sale	678	2,120
Loans	348,386	357,632
Allowance for loan losses	(16,092)	(16,128)
Net loans	332,294	341,504
Federal Home Loan Bank stock	6,264	11,555
Premises and equipment, net	4,531	4,559
Accrued interest receivable	1,733	1,648
Other real estate owned	8,031	7,088
Other assets	1,320	1,665
Total assets	$502,104	$503,976
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$57,524	$58,884
Interest-bearing demand	30,041	29,080
Savings	160,055	154,365
Time	174,917	180,257
Total deposits	422,537	422,586
Short-term borrowings	6,287	9,784
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable	336	376
Other liabilities	2,743	2,008
Total liabilities	436,903	439,754
Commitments and contingent liabilities (Note 10)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,484	158,480
Accumulated deficit	(159,409)	(159,298)
Accumulated other comprehensive income related to available for sale securities	2,082	2,113
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(4,773)	(5,890)
Accumulated other comprehensive loss, net	(2,691)	(3,777)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	65,201	64,222
Total liabilities and stockholders’ equity	$502,104	$503,976

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans	$4,704	$5,225
Loans held for sale	34	102
Securities	1,007	1,449
Other investments	24	15
Total interest and dividend income	5,769	6,791
Interest Expense
Deposits	867	1,534
Short-term borrowings	3	3
Federal Home Loan Bank advances	53	102
Total interest expense	923	1,639
Net interest income	4,846	5,152
Provision for loan losses	73	1,089
Net interest income after provision for loan losses	4,773	4,063
Noninterest Income
Deposit service charges	134	168
Other service fees	58	24
Other income	10	29
Total other-than-temporary impairment losses
Total impairment loss	(128)	(52)
Loss recognized in other comprehensive income	—	—
Net impairment loss recognized in earnings	(128)	(52)
Gains on sale of assets	31	40
Total noninterest income	105	209
Noninterest Expense
Compensation and employee benefits	2,432	2,383
Equipment	202	285
Occupancy and premises	384	431
Data processing	142	200
Federal deposit insurance	266	372
Professional services	382	426
Telephone and data communication	104	137
Insurance	216	140
Write downs and losses on assets	413	779
Other expense	448	464
Total noninterest expense	4,989	5,617
Loss from continuing operations before income taxes	(111)	(1,345)
Income tax expense	—	—
Net Loss	(111)	(1,345)
Preferred stock dividends	—	—
Net loss allocated to common stockholders	$(111)	$(1,345)

(Continued)

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (continued)

(Unaudited)

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Other comprehensive income (loss):
Change in unrealized losses on securities available for sale, net of reclassification	$(31)	$195
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings, net of reclassification	1,117	876
Net realized gains on available for sale securities	—	—
Total other comprehensive income	1,086	1,071
Comprehensive income (loss)	$975	$(274)

Loss Per Share
Basic loss from continuing operations	$(0.01)	$(0.07)
Diluted loss from continuing operations	$(0.01)	$(0.07)

Weighted average shares-basic and diluted	18,127,892	18,127,892

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock					Accumulated Other	Stock Receivables and
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
		(Dollars in thousands)

Balance at January 1, 2011	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Net loss	—	—	—	—	(1,345)	—	—	(1,345)
Other comprehensive income	—	—	—	—	—	1,071	—	1,071
Total comprehensive loss								(274)
Stock option expense	—	—	—	6	—	—	—	6
Balance at March 31, 2011	18,346,391	$18,346	$51,000	$158,464	$(155,219)	$(3,577)	$(529)	$68,485

Balance at January 1, 2012	18,346,391	$18,346	$51,000	$158,480	$(159,298)	$(3,777)	$(529)	$64,222
Comprehensive income:
Net loss	—	—	—	—	(111)	—	—	(111)
Other comprehensive income	—	—	—	—	—	1,086	—	1,086
Total comprehensive income								975
Stock option expense	—	—	—	4	—	—	—	4
Balance at March 31, 2012	18,346,391	$18,346	$51,000	$158,484	$(159,409)	$(2,691)	$(529)	$65,201

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(111)	$(1,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	25	3
Depreciation and other amortization	90	52
Provision for loan losses	73	1,089
Originations of loans held for sale	—	(34)
Proceeds from sale of loans held for sale	1,444	342
Gains on sale of assets	(31)	(40)
Write down and losses on assets	413	779
Impairment loss on investment securities	128	52
Decrease in interest receivable and other assets	255	543
Decrease in accrued interest payable and other liabilities	(571)	(201)
Net cash provided by operating activities	1,715	1,240
Cash Flows from Investing Activities
Maturities of securities available for sale	6,355	5,870
Purchase of securities available for sale	(3,100)	—
Repayments of mortgage-backed securities available for sale	5,476	11,571
Purchase of mortgage-backed securities available for sale	(5,850)	—
Decrease in Federal Home Loan Bank stock	5,291	—
Net decrease in other investments	16	17
Net decrease in loans	7,824	16,250
Proceeds from sale of other real estate owned	19	262
Premises and equipment expenditures	(120)	(25)
Net cash provided by investing activities	15,911	33,945
Cash Flows from Financing Activities
Decrease in deposits	(49)	(2,743)
Net decrease in short-term borrowings	(3,497)	(6,797)
Net cash used in financing activities	(3,546)	(9,540)
Net increase in cash and cash equivalents	14,080	25,645
Cash and cash equivalents, beginning of period	44,828	27,267
Cash and cash equivalents, end of period	$58,908	$52,912
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense	$963	$1,719
Income taxes	—	(64)
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	1,288	163

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”). References to “CIB Marine” include CIB Marine Bancshares, Inc. and its subsidiaries unless otherwise specified. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter ended March 31, 2012 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities including the allowance for loan losses, valuation of investments and impairment, if any, other real estate owned and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates used in the preparation of the consolidated financial statements are based on various factors, including the current interest rate environment, value of collateral securing loans and investments, assessed probabilities of default of obligors in loans and investment securities, recent sales of investments in the marketplace, recent sales and condition in real estate markets and economic conditions, both locally and nationally. Changes in these factors can significantly affect CIB Marine’s net interest income, noninterest expense and the value of its recorded assets and liabilities.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

New Accounting Pronouncements

Beginning with the first quarter of 2012 disclosure requirements, the Financial Accounting Standards Board (“FASB”) requires companies to disclose more of the processes for valuing items categorized as Level 3 in the fair value hierarchy, provide quantitative information about the significant unobservable inputs used in the measurement and, in certain cases, explain how sensitive the measurements are to changes in the inputs. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on CIB Marine’s financial condition, results of operations or liquidity.

Note 2-Securities Available for Sale

The amortized cost, gross unrealized gains and losses and fair values of securities at March 31, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2012
U.S. government agencies (non SBAs)	$2,001	$2	$—	$2,003
U.S. government agencies (SBA loan-backed)	3,100	2	—	3,102
States and political subdivisions	27,256	1,914	440	28,730
Trust preferred collateralized debt obligations	8,280	—	4,760	3,520
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	29,434	1,400	8	30,826
Residential mortgage-backed securities (non-agencies (1))	20,815	173	974	20,014
Total securities available for sale	$91,036	$3,491	$6,182	$88,345
December 31, 2011
U.S. government agencies (non SBAs)	$7,006	$65	$—	$7,071
States and political subdivisions	28,611	1,835	502	29,944
Trust preferred collateralized debt obligations	8,295	—	5,061	3,234
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	25,075	1,435	—	26,510
Residential mortgage-backed securities (non-agencies (1))	23,649	149	1,698	22,100
Total securities available for sale	$92,786	$3,484	$7,261	$89,009

____________

(1) Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

During the first quarter of 2012, $3.1 million of securities backed by Small Business Administration (“SBA”) loans were purchased at premiums with maturities from 16 to 18 years and with principal cash flows guaranteed by the SBA.

Securities available for sale with a carrying value of $35.0 million and $47.1 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window advances, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities at March 31, 2012, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,324	$3,357
Due after one year through five years	9,842	10,522
Due after five years through ten years	13,421	13,776
Due after ten years	14,200	9,850
	40,787	37,505
Residential mortgage-backed securities (agencies)	29,434	30,826
Residential mortgage-backed securities (non-agencies)	20,815	20,014
Total securities available for sale	$91,036	$88,345

The following tables represent gross unrealized losses and the related fair value of securities aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2012
States and political subdivisions	$1,653	$7	$2,034	$433	$3,687	$440
Trust preferred collateralized debt obligations	—	—	3,520	4,760	3,520	4,760
Residential mortgage-backed securities (agencies)	1,599	8	—	—	1,599	8
Residential mortgage-backed securities (non-agencies)	2,103	5	10,072	969	12,175	974
Total securities with unrealized losses	$5,355	$20	$15,626	$6,162	$20,981	$6,182
Securities without unrealized losses					67,364
Total securities					$88,345

December 31, 2011
States and political subdivisions	$1,628	$33	$1,996	$469	$3,624	$502
Trust preferred collateralized debt obligations	—	—	3,234	5,061	3,234	5,061
Residential mortgage-backed securities (non-agencies)	3,417	33	10,702	1,665	14,119	1,698
Total securities with unrealized losses	$5,045	$66	$15,932	$7,195	$20,977	$7,261
Securities without unrealized losses					68,032
Total securities					$89,009

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities with fair value less than cost at March 31, 2012, because CIB Marine does not intend to sell the investment nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at quarter end or prior, except for the following: (1) seven residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) with $0.1 million credit-related OTTI recognized during both first quarters of 2012 and 2011 and (2) two trust preferred collateralized debt obligations (“TPCDOs”) with no credit-related OTTI recognized during both the first quarters of 2012 and 2011.

There were no sales of securities available for sale during the first quarters of 2012 and 2011.

Net unrealized losses on investment securities at March 31, 2012 were $2.7 million compared to $3.8 million at December 31, 2011. At March 31, 2012, TPCDOs accounted for $4.8 million in net unrealized losses and Non-agency MBS accounted for $0.8 million. The remaining securities had net unrealized gains of $2.9 million at March 31, 2012.

States and Political Subdivisions (“Municipal Securities”). At March 31, 2012, for those Municipal Securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one general obligation bond issued by the City of Detroit, Michigan issued in 2005, which is rated B with a par value of $2.5 million, amortized cost of $2.5 million and fair market value of $2.0 million, to be repaid with ad valorem property taxes. This bond was rated AAA at issue and at the time of purchase by CIB Marine. The city is taking budgetary actions to reduce its operating expense under a consent agreement with the State of Michigan that gives the state some oversight of city finances but avoids the appointment of an emergency manager. There is no reported OTTI at March 31, 2012. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its Municipal Securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss. As a result, CIB Marine has not recognized any OTTI on its Municipal Securities.

Trust Preferred Collateralized Debt Obligations. At March 31, 2012, CIB Marine held four TPCDOs with an $8.6 million par value, an amortized cost of $8.3 million and fair value of $3.5 million. To a limited extent these securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section. All the TPCDOs have collateral pools and are not single-issuer securities. Preferred Term Securities, LTD (“PreTSLs”) 27 A-1 and 28 A-1 are the most senior classes where all other classes issued in those pools are subordinated to them, and PreTSLs 23 C-FP and 26 B-1 are mezzanine or subordinated classes, but not the most deeply subordinated classes of securities in their pools.

To determine whether or not OTTI is evident, the projected cash flows are discounted using the Index Rate plus the original discount margin. The Index Rate for each security is the 3-Month US Dollar London InterBank Offered Rate (“LIBOR”). The discount rates are as follows: LIBOR + 0.73% for PreTSL 23 C-FP, LIBOR + 0.56% for PreTSL 26 B-1, LIBOR + 0.30% for PreTSL 27 A-1 and LIBOR + 0.90% for PreTSL 28 A-1. Other key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.0% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, or a recovery rate of 15%, and prepayment speeds of approximately 1% per annum. All current defaults are applied a loss severity of 100%, or a recovery rate of 0%, and all current deferrals are applied a loss severity of 85%, or a recovery rate of 15%, with a two to five year recovery lag and all future deferral or default events are considered to be defaults with a two year recovery lag and loss severity of 85%, or a recovery rate of 15%.

Additional information related to the TPCDOs and related OTTI as of March 31, 2012 is provided in the table below:

	PreTSL 23	PreTSL 26	PreTSL 27	PreTSL 28
	(Dollars in thousands)
Class	C-FP	B-1	A-1	A-1
Seniority	Mezzanine	Mezzanine	Senior	Senior
Amortized cost	$747	$3,846	$1,823	$1,864
Fair value	114	589	1,417	1,400
Unrealized loss	(633)	(3,257)	(406)	(464)
Total credit-related OTTI recognized in earnings (1)	(66)	(103)	—	—
Moody’s /S&P /Fitch Ratings	C/NR/C	Ca/NR/CC	Baa3/CCC/BB	Baa3/CCC/BB
Percent of current deferrals and defaults to total collateral balances	27%	28%	28%	27%
Break in yield (2)	13%	22%	38%	38%
Coverage (3)	(19)%	(19)%	18%	24%
Number of issues in performing collateral	94	49	33	38
Percent of expected deferrals & defaults to performing collateral (4)	8%	8%	8%	8%
Percent of excess subordination to performing collateral (5)	(15%)	(4%)	31%	34%

____________

(1)	Total OTTI recognized in earnings and accumulated other comprehensive income (“AOCI”) reflect results since the acquisition date of the securities by CIB Marine, all of which was recognized prior to March 31, 2012.
(2)	The percent of additional immediate defaults of performing collateral at a 85% loss severity rate that would cause a break in yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are payments-in-kind (“PIK”) but later paid in cash in addition to any accrued interest on the PIKs. Based on a collateral level analysis, PreTSL 23 and 26 projected deferrals and defaults indicate there would be a break in yield resulting in credit component OTTI.
(3)	The percentage points by which the class is over or (under) collateralized with respect to its collateral ratio thresholds at which cash payments are to be received from lower classes or directed to higher classes (i.e., if the coverage actual over (under) is negative). A current positive (negative) coverage ratio by itself does not necessarily mean that there will be a full receipt (shortfall) of contractual cash flows through maturity as actual results realized with respect to future defaults, default timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to cause (correct) a deficiency at a future date.
(4)	A point within a range of estimates for the percent of future deferrals and defaults to performing collateral used in assessing credit-related OTTI.
(5)	The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable.

Residential Mortgage-Backed Securities (Non-agencies). The unrealized losses in Non-agency MBS are primarily the result of deteriorated asset quality and financial market liquidity conditions. This has impacted the market prices to varying degrees for each respective security based upon the relative credit quality and liquidity premiums applicable to each security.

At March 31, 2012, securities with a par value of $15.5 million and unrealized losses of $0.9 million were below investment grade compared to securities with a par value of $17.2 million and unrealized losses of $1.6 million at December 31, 2011. The decline of $1.7 million in par value was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through March 31, 2012 have all been timely and in full except for two securities with credit-related OTTI, where payments received have been timely but with amounts reduced by losses previously recognized as credit-related OTTI where subordinated tranches are no longer able to absorb the loss. The table below displays the current composition of the Non-agency MBS portfolio as of March 31, 2012, based on the lowest credit rating assigned by any of the rating agencies.

At March 31, 2012
Credit Rating	Par	Amortized Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
AAA	$3,964	$3,948	$105
AA	1,016	983	(3)
A	1,569	1,561	11
BB or below (1)	15,535	14,323	(914)
Total	$22,084	$20,815	$(801)

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.

At March 31, 2012, the issues from 2004 or earlier represented $6.5 million in amortized cost with a fair value of $6.6 million, and the issue dates from 2005 through 2006 represented $14.3 million in amortized cost with a fair value of $13.4 million and an unrealized loss of $0.9 million. At March 31, 2012, the balance-weighted mean and median percentages for each security of various delinquency and nonperformance measures to the total mortgage loans collateralizing those securities were: (1) 5.9% and 5.7%, respectively, for loans 60 or more days past due but not in foreclosure or transferred to OREO; (2) 6.7% and 4.0%, respectively, for loans in foreclosure plus OREO; and (3) 12.6% and 7.7%, respectively, for the total of loans 60 or more days past due, in foreclosure and OREO. With respect to the ratios reported in (3), the range across the securities was 0.0% to 33.5%. California represents a state-level geographic concentration of 36% of the total residential mortgage collateral and Florida represents a concentration of approximately 5%. No other state is more than 5%.

The table below summarizes the Non-agency MBS in which OTTI has been recognized during the current or prior periods. In making estimates of credit losses for those securities with OTTI, some of the key assumptions for the underlying residential mortgage loan collateral for March 31, 2012 included annualized prepayment speeds ranging between 5% and 12%, future cumulative default rates ranging between 21% and 48%, weighted average loss severity rates ranging between 45% and 69%, and resulting future cumulative collateral loss rates ranging between 10% and 30%. Resulting cash flows were projected considering the affects of related securities sharing an interest in the same pool of collateral to derive expected credit loss outcomes through maturity.

At or For the Three Months Ended March 31, 2012
Total Residential Mortgage-Backed Securities (non-agency) with OTTI
Credit Category	Amortized Cost	Fair Value	Total credit- related OTTI Recognized in Earnings	Total OTTI Recognized in AOCI	Range of Nonperforming Loans to Total Loans (2)	Range of Mean Original LTVs (2)	Issue Date	Range of Current Levels of Credit Support from Subordination
	(dollars in thousands)
Below Investment Grade (1)	$8,857	$7,974	$(1,436)	$(883)	10 – 34%	64 – 72%	2005 - 2006	0 – 7%

(1)	BB and lower credit ratings are considered to be below investment grade. All securities were originally rated AAA.
(2)	Ranges represent the high and low measures for each security’s respective loan collateral pool for securities with OTTI recognized. Nonperforming loans here means past due 60 or more days, in foreclosure or held as OREO. The full amount of nonperforming loans are not expected to translate into a dollar-for-dollar loss to the collateral pool due to borrower efforts to bring the loans current or sell the mortgage residential properties or collection activities of the servicing agents that includes liquidation of collateral and the pursuit of deficiencies where available from the borrowers.

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by CIB Marine at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,478	$1,190
Additions for the amount related to credit loss for which an OTTI was not previously recognized	—	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when CIB Marine does not intend to sell the security and is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	128	52
End of period balance of credit losses related to OTTI for which a portion was recognized in AOCI	$1,606	$1,242

Note 3- Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	At March 31, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$43,901	12.6%	$44,385	12.4%
Commercial real estate	216,495	62.3	221,420	62.1
Construction and development	14,099	4.1	17,260	4.8
Residential real estate	18,100	5.2	16,593	4.7
Home equity	31,136	9.0	31,831	8.9
Purchased home equity pools	21,297	6.1	22,646	6.4
Other consumer	2,448	0.7	2,542	0.7
Gross loans	347,476	100.0%	356,677	100.0%
Deferred loan costs	910		955
Loans	348,386		357,632
Allowance for loan losses	(16,092)		(16,128)
Loans, net	$332,294		$341,504

CIB Marine serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in its core footprint of Wisconsin, Illinois and Indiana. For financial institutions, significant loan concentrations may occur when groups of borrowers have similar economic characteristics and are similarly affected by changes in economic or other conditions. At March 31, 2012 and December 31, 2011, significant concentrations exist in commercial real estate loans.

The following table presents the aging of the recorded investment in past due loans at March 31, 2012 and December 31, 2011:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$548	$—	$—	$548	$42,760	$43,308
Commercial real estate:
Owner occupied	—	—	—	—	61,104	61,104
Non-owner occupied	—	—	—	—	145,436	145,436
Construction and development	—	—	—	—	10,450	10,450
Residential real estate:
Owner occupied	—	—	—	—	12,935	12,935
Non-owner occupied	—	—	—	—	4,371	4,371
Home equity	438	—	—	438	30,163	30,601
Purchased home equity pools	495	—	—	495	20,802	21,297
Other consumer	—	10	—	10	2,438	2,448
Deferred loan costs	4	—	—	4	906	910
Total	$1,485	$10	$—	$1,495	$331,365	$332,860

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Nonaccrual Loans (1)
Commercial	$—	$—	$593	$593	$—	$593
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	9,489	9,489	466	9,955
Construction and development	1,123	—	1,220	2,343	1,306	3,649
Residential real estate:
Owner occupied	—	278	273	551	243	794
Non-owner occupied	—	—	—	—	—	—
Home equity	—	12	—	12	523	535
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$1,123	$290	$11,575	$12,988	$2,538	$15,526

Total loans
Commercial	$548	$—	$593	$1,141	$42,760	$43,901
Commercial real estate:
Owner occupied	—	—	—	—	61,104	61,104
Non-owner occupied	—	—	9,489	9,489	145,902	155,391
Construction and development	1,123	—	1,220	2,343	11,756	14,099
Residential real estate:
Owner occupied	—	278	273	551	13,178	13,729
Non-owner occupied	—	—	—	—	4,371	4,371
Home equity	438	12	—	450	30,686	31,136
Purchased home equity pools	495	—	—	495	20,802	21,297
Other consumer	—	10	—	10	2,438	2,448
Deferred loan costs	4	—	—	4	906	910
Total	$2,608	$300	$11,575	$14,483	$333,903	$348,386

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$250	$—	$—	$250	$43,812	$44,062
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	—	—	—	—	153,777	153,777
Construction and development	—	—	—	—	10,424	10,424
Residential real estate:
Owner occupied	172	—	—	172	11,452	11,624
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	496	267	—	763	30,564	31,327
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,479	2,479
Deferred loan costs	3	2	—	5	950	955
Total	$1,148	$764	$—	$1,912	$336,125	$338,037

Nonaccrual Loans (1)
Commercial	$—	$—	$323	$323	$—	$323
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	91	—	9,445	9,536	1,741	11,277
Construction and development	1,345	—	2,470	3,815	3,021	6,836
Residential real estate:
Owner occupied	—	87	356	443	149	592
Non-owner occupied	—	—	—	—	—	—
Home equity	68	74	—	142	362	504
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	63	63
Deferred loan costs	—	—	—	—	—	—
Total	$1,504	$161	$12,594	$14,259	$5,336	$19,595

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Total loans
Commercial	$250	$—	$323	$573	$43,812	$44,385
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	91	—	9,445	9,536	155,518	165,054
Construction and development	1,345	—	2,470	3,815	13,445	17,260
Residential real estate:
Owner occupied	172	87	356	615	11,601	12,216
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	564	341	—	905	30,926	31,831
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,542	2,542
Deferred loan costs	3	2	—	5	950	955
Total	$2,652	$925	$12,594	$16,171	$341,461	$357,632

____________

(1)	Nonaccrual loans that are not past due often represent loans with deep collateral depreciation, and significantly deteriorated financial condition with weakened guarantors, where applicable, but have been able to make payments or bring loans current.

The following table lists information on nonaccrual, restructured and certain past due loans:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual-loans	$15,526	$19,595
Nonaccrual-loans held for sale	—	1,375
Restructured loans accruing	10,211	10,706
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial	$593	$323
Commercial real estate:
Owner occupied	—	—
Non-owner occupied	9,955	11,277
Construction and development	3,649	6,836
Residential real estate:
Owner occupied	794	592
Non-owner occupied	—	—
Home equity	535	504
Other consumer	—	63
Total	$15,526	$19,595

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans without a specific allowance	$10,466	$13,257
Impaired loans with a specific allowance	21,634	23,026
Total impaired loans	$32,100	$36,283
Specific allowance related to impaired loans	$5,444	$5,528

Payments received on impaired loans that are accruing are recognized in interest income according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are generally not recognized in interest income, but are applied as a reduction to the principal outstanding. The following table presents loans individually evaluated for impairment by class of loans at and for the years ended March 31, 2012 and December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
March 31, 2012
With no related allowance:
Commercial	$270	$270	$—	$135	$—
Commercial real estate:
Owner occupied	—	—	—	—	—
Non-owner occupied	7,684	5,550	—	5,614	6
Construction and development	8,683	3,620	—	5,210	—
Residential real estate:
Owner occupied	649	612	—	474	1
Non-owner occupied	—	—	—	—	—
Home equity	342	342	—	352	—
Purchased home equity pools	—	—	—	—	—
Other consumer	72	72	—	76	—
	$17,700	$10,466	$—	$11,861	$7
With an allowance recorded:
Commercial	$336	$335	$141	$336	$—
Commercial real estate:
Owner occupied	5,603	5,603	809	5,470	26
Non-owner occupied	13,369	13,369	4,260	14,292	18
Construction and development	—	—	—	—	—
Residential real estate:
Owner occupied	568	564	41	491	1
Non-owner occupied	—	—	—	—	—
Home equity	1,326	1,326	110	1,272	4
Purchased home equity pools	430	430	77	431	—
Other consumer	7	7	6	38	—
	21,639	21,634	5,444	22,330	49
Total	$39,339	$32,100	$5,444	$34,191	$56

The amount of cash basis income recognized on impaired loans totaled $0.02 million and $0.04 million for the first quarter of 2012 and 2011, respectively.

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

The amount of cash basis income recognized on impaired loans totaled $0.1 million for the year ended December 31, 2011.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Quarters Ended March 31,
	2012	2011

Balance at beginning of period	$16,128	$14,645
Charge-offs	(2,729)	(1,391)
Recoveries	2,620	583
Net loan charge-offs	(109)	(808)
Provision for loan losses	73	1,089
Balance at end of period	$16,092	$14,926
Allowance for loan losses as a percentage of loans	4.62%	3.75%

A summary of the changes in the allowance for loan losses by portfolio segment for the quarters ended March 31, 2012 and 2011 and December 31, 2011, is as follows.

	At or For the Quarter Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,417	$10,471	$428	$344	$964	$2,425	$79	$16,128
Provision (credit) for loan losses	(181)	577	680	(11)	268	(1,304)	44	73
Charge-offs	—	(924)	(672)	(37)	(231)	(793)	(72)	(2,729)
Recoveries	6	483	1	—	17	2,112	1	2,620
Balance at end of period	$1,242	$10,607	$437	$296	$1,018	$2,440	$52	$16,092

Allowance for loan losses:
Ending balance individually evaluated for impairment	$141	$5,069	$—	$41	$110	$77	$6	$5,444
Ending balance collectively evaluated for impairment	1,101	5,538	437	255	908	2,363	46	10,648

Loans:
Ending balance individually evaluated for impairment	$605	$24,522	$3,620	$1,176	$1,668	$430	$79	$32,100
Ending balance collectively evaluated for impairment	43,296	191,973	10,479	16,924	29,468	20,867	2,369	315,376

	At or For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)

Balance at beginning of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision (credit) for loan losses	(1,433)	7,626	1,239	(6)	1,438	(2,521)	38	6,381
Charge-offs	—	(5,390)	(2,027)	(1)	(1,392)	(2,639)	(19)	(11,468)
Recoveries	159	769	343	—	62	5,236	1	6,570
Balance at end of year	$1,417	$10,471	$428	$344	$964	$2,425	$79	$16,128

Allowance for loan losses:
Ending balance individually evaluated for impairment	$126	$5,162	$—	$62	$71	$70	$37	$5,528
Ending balance collectively evaluated for impairment	1,291	5,309	428	282	893	2,355	42	10,600

Loans:
Ending balance individually evaluated for impairment	$336	$26,233	$6,799	$753	$1,581	$432	$149	$36,283
Ending balance collectively evaluated for impairment	44,049	195,187	10,461	15,840	30,250	22,214	2,393	320,394

	At or For the Quarter Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)

Balance at beginning of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision (credit) for loan losses	(655)	1,243	162	(70)	311	101	(3)	1,089
Charge-offs	—	(406)	(113)	—	(235)	(634)	(3)	(1,391)
Recoveries	140	326	—	—	16	101	—	583
Balance at end of year	$2,176	$8,629	$922	$281	$948	$1,917	$53	$14,926

Allowance for loan losses:
Ending balance individually evaluated for impairment	$885	$3,982	$82	$75	$166	$55	$6	$5,251
Ending balance collectively evaluated for impairment	1,291	4,647	840	206	782	1,862	47	9,675

Loans:
Ending balance individually evaluated for impairment	$2,348	$24,751	$13,852	$824	$2,140	$482	$105	$44,502
Ending balance collectively evaluated for impairment	43,710	213,025	18,309	15,278	34,835	25,396	2,508	353,061

Troubled Debt Restructurings

CIB Marine has allocated $0.9 million of specific reserves to customers whose loan terms have been modified as troubled debt restructuring (“TDR”) at each of March 31, 2012 and December 31, 2011. CIB Marine has no additional lending commitments at March 31, 2012 or December 31, 2011 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. TDRs on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history.

At March 31, 2012, there were $12.4 million of TDR loans, of which $2.2 million were classified as nonaccrual and $10.2 million were classified as restructured loans and accruing. At December 31, 2011, there were $14.5 million TDR loans, of which $3.8 million were classified as nonaccrual and $10.7 million were classified as restructured loans and accruing.

The following tables show the modifications for TDRs made during the first quarter of 2012 and 2011, and TDRs for which there were payment defaults during the periods on modifications made during the prior twelve months.

	Quarters Ended March 31,
	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	2	$528	$521	—	$—	$—
Residential real estate:
Owner occupied	2	222	222	—	—	—
Home equity	1	16	16	1	44	44
	5	$766	$759	1	$44	$44

	Quarters Ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings with payment defaults
Commercial real estate:
Non-owner occupied	1	$608	1	$110
Construction and development	1	200	—	—
Residential real estate:
Owner occupied	1	67	—	—
	3	$875	1	$110

For the quarters ending March 31, 2012 and 2011, net charge-offs related to troubled debt restructurings totalled $0.3 million and $0.4 million, respectively.

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

At March 31, 2012 and December 31, 2011, the breakdown of loans by class and risk category is as follows:

	Pass	Special Mention	Substandard- Accrual	Substandard- Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
March 31, 2012
Commercial	$39,342	$3,385	$581	$593	$—	$43,901
Commercial real estate:
Owner occupied	52,426	3,042	5,636	—	—	61,104
Non-owner occupied	128,276	8,024	9,136	9,955	—	155,391
Construction and development	9,843	350	257	3,649	—	14,099
Residential real estate:
Owner occupied	11,585	744	606	521	273	13,729
Non-owner occupied	4,340	31	—	—	—	4,371
Home equity	29,374	352	875	535	—	31,136
Purchased home equity pools	14,515	—	6,782	—	—	21,297
Other consumer	2,183	248	17	—	—	2,448
	$291,884	$16,176	$23,890	$15,253	$273	347,476
Deferred loan costs						910
Total						$348,386

December 31, 2011
Commercial	$35,847	$7,367	$848	$323	$—	$44,385
Commercial real estate:
Owner occupied	49,696	959	5,711	—	—	56,366
Non-owner occupied	128,156	15,733	9,888	11,277	—	165,054
Construction and development	8,981	1,184	259	6,836	—	17,260
Residential real estate:
Owner occupied	10,368	762	494	236	356	12,216
Non-owner occupied	4,345	32	—	—	—	4,377
Home equity	29,884	359	1,084	504	—	31,831
Purchased home equity pools	14,997	—	7,649	—	—	22,646
Other consumer	2,220	251	8	63	—	2,542
	$284,494	$26,647	$25,941	$19,239	$356	356,677
Deferred loan costs						955
Total						$357,632

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $1.0 million at both March 31, 2012 and December 31, 2011.

Note 4-Other Real Estate Owned

A summary of other real estate owned (“OREO”) is as follows:

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$7,088	$5,314
Transfer of loans at net realizable value to OREO	1,288	163
Sale proceeds	(19)	(262)
Gain from sale of OREO	9	39
Write down and losses on sales of OREO	(335)	(725)
Balance at end of period	$8,031	$4,529

Net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $0.3 million, and $0.7 million for the quarters ended March 31, 2012 and 2011, respectively.

Note 5-Federal Home Loan Bank Chicago

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution. At December 31, 2011, CIB Marine owned $11.6 million carrying value in FHLBC stock and the stock was carried at par of which $1.3 million were required stock holdings with the FHLBC based on the asset size of CIBM Bank. On February 15, 2012, the FHLBC repurchased $5.3 million of stock at par value. After the repurchase CIB Marine had $6.3 million remaining carrying value in FHLBC stock of which $1.3 million were required stock holdings with the FHLBC.

Note 6-Short-term Borrowings

The following is a summary of short-term borrowings:

	March 31, 2012		December 31, 2011
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Securities sold under repurchase agreements	$6,287	0.14%	$9,784	0.21%

Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement (defined below), among other things, requires CIB Marine to obtain Federal Reserve Bank of Chicago (“Federal Reserve Bank”) approval before incurring additional borrowings. This is not required for CIBM Bank.

Note 7- Federal Home Loan Bank Advances

Long-term borrowings of $5.0 million and a maturity date of August 14, 2012, at both March 31, 2012 and December 31, 2011 consisted of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings are fixed-rate borrowings collateralized by municipal securities and loans. CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $42.1 million and $8.5 million at March 31, 2012 and December 31, 2011, respectively. These assets consisted of securities with a fair value of $2.9 million and $9.4 million at March 31, 2012 and December 31, 2011, respectively, and loans of $39.5 million at March 31, 2012. During 2012, CIBM Bank received an upgrade from the FHLBC allowing the use of a blanket lien for qualifying loan assets which increased CIBM Bank’s availability of borrowing credit with the agency. As a result, additional potential borrowings available at the FHLBC at March 31, 2012 and December 31, 2011 were $37.1 million and $3.5 million, respectively.

Note 8-Stockholders’ Equity

Regulatory Capital

At both March 31, 2012 and December 31, 2011, CIB Marine was subject to a written agreement entered into with the Federal Reserve Bank in the second quarter of 2004 (the “Written Agreement”). The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization, including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. CIB Marine is prohibited from paying any dividends without Federal Reserve Bank consent pursuant to the Written Agreement.

At both March 31, 2012 and December 31, 2011, CIB Marine’s wholly-owned subsidiary bank, CIBM Bank, was under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restrict lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, develop a management plan and implement its recommendations, institute for board compliance and monitoring of the provisions of the Consent Order, and develop and maintain a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so.

At March 31, 2012 and December 31, 2011, CIB Marine’s capital ratios were above the minimum levels required by the Written Agreement. At March 31, 2012 and December 31, 2011, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of March 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions		Minimum Required Pursuant to the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,263	17.49%	$33,518	8.00%
CIBM Bank	61,469	14.75	33,346	8.00	$41,682	10.00%	$50,018	12.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$67,892	16.20%	$16,759	4.00%
CIBM Bank	56,126	13.47	16,673	4.00	$25,009

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$67,892	13.49%	$20,130	4.00%
CIBM Bank	56,126	11.22	20,017	4.00	$25,022	5.00%	$50,043	10.00%

December 31, 2011
Total capital to risk weighted assets
CIB Marine Bancshares, Inc.	$73,566	16.93%	$34,772	8.00%
CIBM Bank	61,489	14.26	34,489	8.00	$43,111	10.00%	$51,733	12.00%

Tier 1 capital to risk weighted assets
CIB Marine Bancshares, Inc.	$67,999	15.64%	$17,386	4.00%
CIBM Bank	55,969	12.98	17,244	4.00	$25,867

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$67,999	13.15%	$20,685	4.00%
CIBM Bank	55,969	10.93	20,473	4.00	$25,592	5.00%	$51,184	10.00%

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

Note 9-Loss per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands, except share and per share data)
Loss from continuing operations	$(111)	$(1,345)
Preferred stock dividends	—	—
Net loss allocated to common stockholders	$(111)	$(1,345)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344
Shares owned by CIBM Bank	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892
Effect of dilutive stock options outstanding	—	—
Basic	18,127,892	18,127,892
Assumed conversion of Series B preferred to common	—	—
Diluted	18,127,892	18,127,892

Loss per share :
Basic loss from continuing operations	$(0.01)	$(0.07)
Diluted loss from continuing operations	(0.01)	(0.07)

Options to purchase 401,956 and 451,712 shares of common stock for the quarters ended March 31, 2012 and 2011, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At March 31, 2012 and December 31, 2011, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted loss per share for the periods ending March 31, 2012 and 2011.

Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit:
Fixed	$1,121	$1,724
Variable	31,762	30,110
Standby letters of credit	2,414	2,385

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee except for overdraft lines of credit, which a fixed maturity date is not established. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. The interest rates range between 2.24% and 18.00% with a weighted average of 4.39%. The maturity dates range between April 2012 and open dated, the latter is related to overdraft protection accounts. Loan commitments to commercial customers totaled $23.6 million, with the maturity dates ranging between April 2012 and August 2022 and a weighted average term of eight months.

Lending-Related and Other Commitments

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.4 million at March 31, 2012 and December 31, 2011, with a weighted average term of approximately 8 months and 11 months at March 31, 2012 and December 31, 2011, respectively.

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

Note 11-Fair Value

The following tables present information about CIB Marine’s assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. Additional information concerning the Level 3 assets at March 31, 2012 is detailed below:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)
TPCDOs	$3,520	Discounted cash flow	Constant prepayment rate	1.0%-1.0% (1.0%)
			Probability of default, cumulative	7.7%-8.4% (8.2%)
			Loss severity	85%-85% (85%)
Loans held for sale	678	Market approach	Loan prices	28%-52% (32%)

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2012
Assets
U.S. government agencies (non SBA)	$2,003	$—	$2,003	$—
U.S. government agencies (SBA loan-backed)	3,102	—	3,102	—
States and political subdivisions	28,730	—	28,730	—
Trust preferred securities collateralized debt obligations	3,520	—	—	3,520
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	30,826	—	30,826	—
Residential mortgage-backed securities (non-agencies)	20,014	—	20,014	—
Total	$88,345	$—	$84,825	$3,520

December 31, 2011
Assets
U.S. government agencies	$7,071	$—	$7,071	$—
States and political subdivisions	29,944	—	29,944	—
Trust preferred securities collateralized debt obligations	3,234	—	—	3,234
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	26,510	—	26,510	—
Residential mortgage-backed securities (non-agencies)	22,100	—	22,100	—
Total	$89,009	$—	$85,775	$3,234

The following table presents a roll forward of fair values measured on a recurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Loans Held for Sale	Other Equity Investments
	(Dollars in thousands)

Quarter Ended March 31, 2012
Balance at beginning of period	$2,120	$—
Write down	—	—
Gain on sale	2	—
Settlements	(1,444)	—
Balance at March 31, 2012	$678	$—

Quarter Ended March 31, 2011
Balance at beginning of period	$6,628	$65
Write down	—	—
Gain on sale	—	—
Settlements	(308)	—
Balance at March 31, 2011	$6,320	$65

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Available for Sale Securities
Beginning of year balance	$3,234	$2,985
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	288	428
Settlements	(2)	(7)
Balance at end of period	$3,520	$3,406
Total gains or losses for the year included in other comprehensive income attributable to the change in unrealized gains or losses relating to assets still held at end of period	$288	$428

The following table present information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at March 31, 2012 and December 31, 2011.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
March 31, 2012
Loans held for sale:
Commercial real estate	$148	$—	$—	$148	$—
Construction and development	530	—	—	530	2
Impaired loans (1)
Commercial	442	—	442	—	39
Commercial real estate	8,014	—	8,014	—	(796)
Construction and development	2,203	—	2,203	—	(669)
Residential real estate	282	—	282	—	(33)
Home equity	448	—	448	—	(17)
Purchased home equity pools	—	—	—	—	—
Other consumer	73	—	73	—	(63)
Total impaired loans	11,462	—	11,462	—	(1,539)
Other real estate owned:
Commercial	80	—	80	—	6
Commercial real estate	32	—	32	—	—
Construction and development	6,606	—	6,606	—	(287)
Residential real estate	1,313	—	1,313	—	(45)
Total	$20,171	$—	$19,493	$678	$(1,863)

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
December 31, 2011
Assets
Loans held for sale:
Commercial real estate	$166	$—	$—	$166	$818
Construction and development	1,954	—	—	1,954	(139)
Impaired loans (1)
Commercial	—	—	—	—	848
Commercial real estate	6,126	—	6,126	—	(2,406)
Construction and development	4,752	—	4,752	—	(474)
Residential real estate	43	—	43	—	18
Home equity	259	—	259	—	(71)
Purchased home equity pools	—	—	—	—	—
Other consumer	111	—	111	—	(31)
Total impaired loans	11,291	—	11,291	—	(2,116)
Other real estate owned:
Commercial	41	—	41	—	(47)
Commercial real estate	5,688	—	5,688	—	(1,594)
Construction and development	1,359	—	1,359	—	—
Residential real estate	—	—	—	—	(69)
Total	$20,499	$—	$18,379	$2,120	$(3,147)

____________

(1) Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for March 31, 2012 and December 31, 2011. Total impaired loans at March 31, 2012 and December 31, 2011 were $32.1 million and $36.3 million, respectively.

Gains and losses (realized and unrealized) for assets and liabilities reported at fair value on a recurring basis included in earnings for the quarters ended March 31, 2012 and 2011 (above) are reported in other revenues as follows:

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	288	428

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

Loans Held for Sale. The fair value of loans held for sale, consisting primarily of commercial real estate loans are carried at the lower of cost or fair value, which is estimated based on indicative and general sale price levels for commercial real estate loans of similar quality and current prices for similar residential real estate loans offered by mortgage correspondent banks. Due to limited market activity in specific loan assets, all other loans designated as held for sale are valued predominantly using unobservable inputs classified under Level 3 inputs. These inputs include indicative prices, loan discount rates and general loan market price level information for loans of similar type and quality. A market approach is the primary valuation technique used to measure the fair value of loans held for sale.

Impaired Loans. Impairment losses are included in the allowance for loan losses. At the time a loan is considered impaired it is valued at the lower of cost or fair value. The impairment loss is based on Level 2 quoted market price inputs, a discounted cash flow analysis, or a fair value estimate of the collateral using Level 2 inputs, including primarily the appraised value of the real estate with certain other market correlated or corroborated information. The fair value of impaired loans represented in the fair value table includes only those loans that are carried at their fair value and at this time would only include those with an impairment loss either reserved for as a specific reserve or charged-off where that impairment loss was determined using a market approach to valuation based upon a fair value estimate of the collateral. For real estate collateral, that is done using an appraised value of the real estate with certain other market correlated or corroborated information.

Other Real Estate Owned. The fair value of OREO is generally determined based upon outside appraisals using observable market data for the same or similar real estate (Level 2). Adjustments to the appraised values are largely related to market correlated or corroborated information such as observed changes in local real estate prices and broker costs. These were deemed to be Level 2 inputs since in general, the market-based information was considered to be the primary determinant of the value after market correlated and corroborated information and the brokerage costs are largely fixed percentages that do not vary or change other than nominally. The carrying value of a foreclosed asset is immediately adjusted down when new information is obtained. This new information may include a new appraisal, a potentially acceptable offer, the sale of a similar property in the vicinity of one of CIB Marine’s assets and/or a change in the price the property is being listed for based on market forces.

The table below summarizes fair value of financial assets and liabilities at March 31, 2012 and December 31, 2011.

		Fair Value Measurement
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
At March 31, 2012
Financial assets:
Cash and cash equivalents	$58,908	$58,908	$—	$—	$58,908
Loans held for sale	678	—	—	678	678
Securities available for sale	88,345	—	84,825	3,520	88,345
Loans, net	332,294	—	11,462	307,739	319,201
Accrued interest receivable	1,733	—	765	968	1,733
Financial liabilities:
Deposits	422,537	247,620	177,805	—	425,425
Short-term borrowings	6,287	—	6,287	—	6,287
Federal Home Loan Bank advances	5,000	—	5,078	—	5,078
Accrued interest payable	336	—	336	—	336

	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
At December 31, 2011
Financial assets:
Cash and cash equivalents	$44,828	$44,828
Loans held for sale	2,120	2,120
Securities available for sale	89,009	89,009
Loans, net	341,504	325,945
Accrued interest receivable	1,648	1,648
Financial liabilities:
Deposits	422,586	425,559
Short-term borrowings	9,784	9,784
Federal Home Loan Bank advances	5,000	5,130
Accrued interest payable	376	376

	At March 31, 2012			At December 31, 2011
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit
Fixed	$1,121	$—	$—	$1,724	$—	$—
Variable	31,762	—	—	30,110	—	—
Standby letters of credit	2,414	(4)	(4)	2,385	(6)	(6)

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

Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value and are classified as Level 1 for due from accounts held at the Federal Reserve Bank or investment grade correspondent banks and Level 2 for Federal Funds sold and repurchase agreements.

Loans Receivable. The fair value of loans receivable are either Level 2 or Level 3. Fair values of certain impaired loans are evaluated at Level 2 described above under the previous table “Fair Value for Measurements Made on a Nonrecurring Basis.” The fair value of all other loans are evaluated at Level 3 and estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates with credit and quality discounts for similar and comparable, but not identical, loans. The credit and quality discounts as well as the prepayment speeds used in deriving the cash flows representing significant unobservable inputs. The carrying value of loans receivable is net of the allowance for loan losses. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is described up with the preceding table.

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s (“FHFA”) approval. As a result, its cost, and its par amount at this time represents its carrying amount. The carrying amount of FHLBC stock was $6.3 million and $11.6 million at March 31, 2012 and December 31, 2011, respectively.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates its fair value resulting in a Level 2 or 3 classification consistent with the respective asset.

Deposit Liabilities. The carrying value of deposits with no stated maturity approximates their fair value as they are payable on demand resulting in a Level 1 classification. The fair value of fixed time deposits was estimated using the income approach to valuation by discounting expected future cash flows. The discount rates used in these analyses are based on market rates of interest for time deposits of similar remaining maturities resulting in a Level 2 classification.

Short-term Borrowings. The carrying value of short-term borrowings payable within three months or less approximates their fair value resulting in a Level 2 classification. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using the income approach to valuation by discounting expected future cash flows by a current market rate for similar types of debt resulting in a Level 2 classification. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Federal Home Loan Bank Advances. The fair market value of long-term borrowings payable was estimated using the income approach to valuation by discounting the expected future cash flows using current interest rates for instruments with similar terms resulting in a Level 2 classification.

Accrued Interest Payable. The carrying amount of accrued interest payable is used to approximate its fair value resulting in a Level 2 or 3 classification consistent with the respective liability.

Off-Balance Sheet Instruments. The fair value and carrying value of letters of credit and unused and open ended lines of credit have been estimated based on the unearned fees charged for those commitments, net of accrued liability for probable losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of March 31, 2012, and its changes in financial condition and results of operations for the quarters ended March 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2011 Form 10-K.

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

There are inherent difficulties in predicting factors that may affect the accuracy of forward-looking statements. These factors include those referenced in Part I, Item 1A-Risk Factors of CIB Marine’s 2011 Form 10-K, and as may be described from time to time in CIB Marine’s subsequent Securities and Exchange Commission (“SEC”) filings, and such factors are incorporated herein by reference. See also Part II, Item 1-Legal Proceedings of this Form 10-Q.

Stockholders should note that many factors, some of which are discussed elsewhere in this Form 10-Q and in the documents that are incorporated by reference, could affect the future financial results of CIB Marine and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond CIB Marine’s control, include but are not limited to:

•	operating, legal, and regulatory risks;
•	economic, political, and competitive forces affecting CIB Marine’s banking business;
•	the impact on net interest income and securities values from changes in monetary policy and general economic and political conditions;
•	the risk that CIB Marine’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•	other factors discussed in Part II Item 1A, “Risk Factors,” below and elsewhere herein.

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

Critical Accounting Policies

The financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected financial data appearing elsewhere within this report, and management’s discussion and analysis are dependent upon CIB Marine’s accounting policies. The selection and application of these accounting policies involve judgments about matters that affect the amounts reported in the financial statements and accompanying notes. CIB Marine made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2011 Form 10-K.

Results of Operations

Results of Operations- Summary

Net loss from continuing operations for the first quarter of 2012 was $0.1 million, an improvement of $1.2 million compared to the net loss of $1.3 million for the first quarter of 2011. The reduction in the net loss between periods was primarily due to a reduction in the provision for loan losses and lower noninterest expense. The first quarter 2012 provision for loan losses was $1.0 million lower than the first quarter of 2011, due primarily to an improvement in credit quality and recoveries in the purchased home equity pools. Noninterest expense was lower by $0.6 million due primarily to reduced write-downs on assets and lower FDIC insurance, as well as smaller reductions in expenses for a number of areas including occupancy and premise, equipment, professional service, data processing and telecommunications.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	At or for the Quarters Ended March 31,
	2012	2011
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$5,769	$6,791
Interest expense	923	1,639
Net interest income	4,846	5,152
Provision for loan losses	73	1,089
Net interest income after provision for loan losses	4,773	4,063
Noninterest income	105	209
Noninterest expense	4,989	5,617
Loss from continuing operations before income taxes	(111)	(1,345)
Income tax expense	—	—
Net loss from continuing operations	$(111)	$(1,345)
Common Share Data
Basic and diluted loss from continuing operations	$(0.01)	$(0.07)
Net loss	(0.01)	(0.07)
Dividends	—	—
Book value per share	$0.29	$0.47
Weighted average shares outstanding-basic and diluted	18,127,892	18,127,892
Financial Condition Data
Total assets excluding assets of company held for disposal	$502,104	$577,934
Loans	348,386	398,554
Allowance for loan losses	(16,092)	(14,926)
Securities available for sale	88,345	110,503
Deposits	422,537	490,784
Borrowings	11,287	15,964
Stockholders’ equity	65,201	68,485
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	3.93%	3.62%
Net interest spread (2)	3.70	3.32
Noninterest income to average assets (3)	0.08	0.15
Noninterest expense to average assets	4.02	3.90
Efficiency ratio (4)	100.77	104.78
Loss on average assets (5)	(0.09)	(0.93)
Loss on average equity (6)	(0.82)	(7.92)
Asset quality ratios:
Nonaccrual loans to total loans (7)	4.46%	9.35%
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (7)	7.39	10.54
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total assets (7)	6.73	8.05
Allowance for loan losses to total loans	4.62	3.75
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (7)	62.52	35.53
Net charge-offs annualized to average loans	0.12	0.81
Capital ratios:
Total equity to total continuing assets	12.99%	11.85%
Total risk-based capital ratio	17.49	15.93
Tier 1 risk-based capital ratio	16.20	14.66
Leverage capital ratio	13.49	12.25
Other data:
Number of employees (full-time equivalent)	139	144
Number of banking facilities	13	15

(1)	Net interest margin is the ratio of net interest income to average interest-earning assets.
(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income, excluding gains and losses on securities.
(5)	Loss on average assets is net loss from continuing operations divided by average total assets.
(6)	Loss on average equity is net loss from continuing operations divided by average common equity.
(7)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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

	Quarters Ended March 31,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$87,289	$1,006	4.61%	$118,808	$1,441	4.85%
Tax-exempt	68	1	5.88	152	2	5.26
Total securities available for sale	87,357	1,007	4.61	118,960	1,443	4.85
Loans held for sale (1)	1,156	34	11.83	6,382	102	6.48
Loans (1)(2):
Commercial	48,855	590	4.86	51,699	604	4.74
Commercial real estate	234,294	2,885	4.95	274,542	3,300	4.87
Consumer	70,666	1,229	6.99	80,034	1,321	6.69
Total loans	353,815	4,704	5.35	406,275	5,225	5.22
Federal funds sold, reverse repos and interest-earning due from banks	43,690	22	0.20	32,494	15	0.19
Federal Home Loan Bank Stock	8,880	2	0.09	11,555	6	0.21
Total interest-earning assets	494,898	5,769	4.68	575,666	6,791	4.77
Noninterest-earning assets
Cash and due from banks	6,791			7,967
Premises and equipment	4,570			5,016
Allowance for loan losses	(16,455)			(14,667)
Accrued interest receivable and other assets	9,299			9,979
Total noninterest-earning assets	4,205			8,295
Total assets	$499,103			$583,961

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$30,978	$16	0.21%	$32,834	$22	0.27%
Money market	142,016	161	0.46	145,657	298	0.83
Other savings deposits	15,872	12	0.30	10,171	6	0.24
Time deposits	177,142	678	1.54	251,597	1,208	1.95
Total interest-bearing deposits	366,008	867	0.95	440,259	1,534	1.41
Borrowings-short-term	7,245	3	0.17	6,782	3	0.18
Borrowings-long-term	5,000	53	4.26	10,000	102	4.14
Total borrowed funds	12,245	56	1.84	16,782	105	2.54
Total interest-bearing liabilities	378,253	923	0.98	457,041	1,639	1.45
Noninterest-bearing demand deposits	54,406			54,288
Accrued interest and other liabilities	2,162			3,772
Stockholders’ equity	64,282			68,860
Total liabilities and stockholders’ equity	$499,103			$583,961
Net interest income and net interest spread (1)(3)		$4,846	3.70%		$5,152	3.32%
Net interest-earning assets	$116,645			$118,625
Net interest margin (1)(4)			3.93%			3.62%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.26

(1)	Balance totals include respective nonaccrual assets.
(2)	Interest earned on loans includes a nominal amount of amortized loan costs for both the quarters ended March 31, 2012 and 2011.
(3)	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(4)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Net interest income decreased $0.3 million, or 5.9%, from $5.2 million in the first quarter of 2011 to $4.9 million in the first quarter of 2012. The decrease was mainly attributable to a reduction in volumes of earning assets partially offset by reduced average costs of deposits.

Total interest income decreased $1.0 million, or 15.0%, from $6.8 million in the first quarter of 2011 to $5.8 million in the first quarter of 2012. The decrease was due to a $0.4 million, or 30.2%, decrease in interest income on securities and a $0.5 million, or 10.0%, decrease in interest income on loans during the first quarter of 2012 compared to the same period in 2011. The decrease in interest income on the securities resulted primarily from a $31.6 million strategic reduction in average balances. The decrease in interest income on loans resulted primarily from a $52.5 million reduction in average loan balances, partially offset by a 13 basis point improvement in loan yields due in part to declining nonaccrual loan balances and one-time recoveries of interest on previously charged-off purchased home equity loans of $0.2 million during the first quarter of 2012 compared to the first quarter of 2011.

Total interest expense decreased $0.7 million, or 43.7%, from $1.6 million in the first quarter of 2011 to $0.9 million in the first quarter of 2012. The decrease was primarily due to a $0.5 million, or 43.9%, reduction in interest expense on time deposits. This decrease was due to a 41 basis point decline in average interest costs paid on time deposits and a $74.5 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposits and corresponding securities to reduce total assets as part of its capital management plan in a manner consistent with its liquidity and interest rate risk management strategies. In addition, this planned reduction was due to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term, as well as the continued limited lending opportunities in the local geographies.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 31 basis points from 3.62% during the first quarter of 2011 to 3.93% during the first quarter of 2012 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities increased 38 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits. Average yields of interest-earning assets decreased 9 basis points and average cost of interest-bearing liabilities decreased 47 basis points for the first quarter of 2012 compared to the same period in 2011.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011 (1)
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(366)	$(69)	$(435)	(30.2)%
Securities-tax-exempt	(1)	—	(1)	(50.0)
Total securities	(367)	(69)	(436)	(30.2)
Loans held for sale	(118)	50	(68)	(66.7)
Commercial	(31)	17	(14)	(2.3)
Commercial real estate	(470)	55	(415)	(12.6)
Consumer	(153)	61	(92)	(7.0)
Total loans (including fees)	(654)	133	(521)	(10.0)
Federal funds sold, reverse repos and interest-bearing due from banks	5	2	7	46.7
Federal Home Loan Bank Stock	(1)	(3)	(4)	(66.7)
Total interest income	(1,135)	113	(1,022)	(15.0)
Interest Expense
Interest-bearing demand deposits	(1)	(5)	(6)	(27.3)
Money market	(8)	(129)	(137)	(46.0)
Other savings deposits	4	2	6	100.0
Time deposits	(310)	(220)	(530)	(43.9)
Total deposits	(315)	(352)	(667)	(43.5)
Borrowings-short-term	—	—	—	—
Borrowings-long-term	(52)	3	(49)	(48.0)
Total borrowed funds	(52)	3	(49)	(46.7)
Total interest expense	(367)	(349)	(716)	(43.7)
Net interest income	$(768)	$462	$(306)	(5.9)%

(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans are included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses is predominantly a function of CIB Marine’s allowance for loan losses methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The provision for loan losses was $0.1 million and $1.1 million for the quarters ended March 31, 2012 and 2011, respectively.

During the first quarter of 2012, the provision for loan loss was lower by $1.0 million compared to the same period for 2011 due to continued improvement in asset quality and recoveries in the purchased home equity pools.

Although improvement in provisions in the first quarter of 2012 relative to the same period last year were significant, classified and impaired loan volumes continue to be elevated and the continuation of deteriorated real estate markets and a tepid jobs recovery continues to adversely affect some of CIBM Bank’s borrowers. As a result, the construction and development and commercial real estate loan segments required additional provisions for loan losses of $0.7 million and $0.6 million, respectively, in the first quarter of 2012 compared to $0.2 million and $1.2 million, respectively, in the same period of 2011. The purchased home equity pool segment had a $1.3 million reversal of provisions during the first quarter of 2012 compared to $0.1 million in provisions during the first quarter of 2011, due primarily to $2.1 million in recoveries during the first quarter of 2012 compared to $0.1 million during the same period in 2011. There can be no certainty as to whether CIB Marine will experience improved credit quality or recoveries during future quarters so as to permit it to record further reversals of the provision for any of the portfolio segments, or whether additional provisions may be required.

Noninterest Income

Noninterest income decreased $0.1 million from $0.2 million for the quarter ended March 31, 2011 to $0.1 million for the quarter ended March 31, 2012. The decrease was primarily due to a $0.1 million increase in OTTI.

Noninterest Expense

Total noninterest expense decreased $0.6 million, from $5.6 million for the quarter ended March 31, 2011 to $5.0 million for the quarter ended March 31, 2012. The decrease was due to decreases in write down and losses on assets and FDIC insurance. During the first quarter of 2012, write down and losses on assets consisted of $0.3 million of OREO and $0.1 million of fixed assets compared to $0.7 million of write downs and loss on OREO and $0.1 million of write downs on fixed assets during the first quarter of 2011.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2012 or 2011 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of CIB Marine are not “more likely than not” to be realized.

Financial Condition

Overview

During the first quarter of 2012, CIB Marine continued to show improvement in certain key asset quality measures such as the nonaccrual loan to total loan ratio declined 52% over the related 2011 measure, and the charge-off ratio declined from 0.81% to 0.12% over the same period. During the first quarter of 2012, CIB Marine and CIBM Bank saw more stability in total assets with only a slight reduction of total assets as well as improved capital ratios. The March 31, 2012, Tier 1 leverage to average assets ratio for CIB Marine improved to 13.49% from 13.15% at December 31, 2011.

Securities Available for Sale

Total securities available for sale at March 31, 2012 were $88.3 million, a decrease of $0.7 million, or 0.7%, from $89.0 million at December 31, 2011. The decrease was primarily due to prepayments, repayments and maturities from the existing portfolio. At March 31, 2012, CIB Marine had Non-agency MBS holdings of $22.1 million par value with a fair value of $20.0 million, down from holdings at December 31, 2011 of $24.8 million par value with a fair value of $22.1 million. The decline of $2.7 million in par value was primarily due to the repayment of principal.

The net unrealized loss on securities available for sale was $2.7 million at March 31, 2012 compared to $3.8 million at December 31, 2011. The net unrealized losses are mainly in TPCDOs and Non-agency MBS, resulting from adverse credit quality and decreased liquidity for these securities.

At March 31, 2012, 5.8% of the securities portfolio consisted of U.S. government agency securities, 57.5% of mortgage-backed securities and 32.5% of obligations of states and political subdivisions compared to 7.9%, 54.6% and 33.6% at December 31, 2011, respectively. The ratio of total securities to total assets was 17.6% and 17.7% at March 31, 2012 and December 31, 2011, respectively.

Loans Held for Sale

At March 31, 2012 and December 31, 2011, loans held for sale were $0.7 million and $2.1 million, respectively. Loan sales of $1.4 million occurred during the first quarter of 2012 and resulted in nominal recognized gain on sale. At March 31, 2012, there were no loans held for sale on nonaccrual status compared to $1.4 million at December 31, 2011.

Loans

General

Loans, net of the allowance for loan losses, were $332.3 million at March 31, 2012, a decrease of $9.2 million, or 2.7%, from $341.5 million at December 31, 2011, and represented 66.2% and 67.8% of CIB Marine’s total assets at March 31, 2012 and December 31, 2011, respectively. The decrease in loans from December 31, 2011 to March 31, 2012 was across all segments except residential real estate, but primarily in the commercial real estate and construction and development loan segments, predominantly reflecting repayments, collections and the impact of charge-offs.

CIB Marine has no agreements to acquire any loan pools or portfolios, home equity or other, from other parties at this time. As a community bank in the markets it serves, CIB Marine may buy or participate in (or sell in whole or part) individual loans from (or to) other lenders, but only on a loan-by-loan basis where CIB Marine determines compliance with its loan and acquisition policies prior to acquiring such loans.

The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	At March 31, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$43,901	12.6%	$44,385	12.4%
Commercial real estate	216,495	62.3	221,420	62.1
Construction and development	14,099	4.1	17,260	4.8
Residential real estate	18,100	5.2	16,593	4.7
Home equity	31,136	9.0	31,831	8.9
Purchased home equity pools	21,297	6.1	22,646	6.4
Other consumer	2,448	0.7	2,542	0.7
Gross loans	347,476	100.0%	356,677	100.0%
Deferred loan costs	910		955
Loans	348,386		357,632
Allowance for loan losses	(16,092)		(16,128)
Loans, net	$332,294		$341,504

During the second quarter of 2011, CIBM Bank closed its Arizona office but continues to service loans generated by the branch. At March 31, 2012, total loans from the prior Arizona office were down to $37 million, including $2.1 million rated special mention, $8.7 million rated substandard accrual and $2.6 million rated substandard nonaccrual. At December 31, 2011, total loans from the prior Arizona office were $46 million, respectively, including $2.3 million rated special mention, $9.8 million rated substandard accrual and $3.5 million rated substandard nonaccrual.

Commercial Loans

At March 31, 2012, commercial loans totaled $43.9 million and represented 12.6% of gross loans, a decrease of $0.5 million, or 1.1%, from the prior year end.

Commercial	March 31, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$43,901	100.0%	12.6%	$44,385	100.0%	12.4%
Nonaccrual	593	1.4	0.2	323	0.7	0.1
Restructured accruing	12	0.0	0.0	13	0.0	0.0
Allowance for loan losses	1,242	2.8	0.4	1,417	3.2	0.4
Net recoveries year-to-date	(6)			(159)
Credit to allowance for loan losses year-to-date	(181)			(1,433)
Allowance for loan losses/nonaccrual loans		209%			439%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		384 (1)			439 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At March 31, 2012, commercial loans were largely distributed to customers located in Illinois (33%), Indiana (32%), Wisconsin (25%) and Arizona (8%), while nonaccrual commercial loans pertained to customers located in Illinois (54%), Arizona (42%) and Wisconsin (4%). At December 31, 2011, commercial loans were largely distributed to customers located in Illinois (34%), Indiana (28%), Wisconsin (28%) and Arizona (8%), while nonaccrual commercial loans pertained to customers located exclusively in Illinois.

Provision adjustments for commercial loans were negative due to a decline in balances, improved classifications, and a decline in impairments on loans for this segment.

Commercial Real Estate Loans

Commercial real estate loan provisions decreased from $1.2 million during the first quarter of 2011 to $0.6 million during the same period in 2012. The decrease was primarily due to improved loan risk classifications within this segment category.

Commercial Real Estate	March 31, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$216,495	100.0%	62.3%	$221,420	100.0%	62.1%
Nonaccrual	9,955	4.6	2.9	11,277	5.1	3.2
Restructured accruing	8,400	3.9	2.4	8,931	4.0	2.5
Allowance for loan losses	10,607	4.9	3.1	10,471	4.7	2.9
Net charge-offs year-to-date	441			4,621
Provisions to allowance for loan losses year-to-date	577			7,626
Allowance for loan losses/nonaccrual loans		107%			93%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		241 (1)			187 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At March 31, 2012, commercial real estate loans totaled $216.5 million and represented 62.3% of gross loans. At March 31, 2012, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (25%), Arizona (13%) and Indiana (10%), while nonaccrual commercial real estate loans were distributed to customers located in Illinois (51%), Florida (37%), Arizona (10%), and Wisconsin (2%). At December 31, 2011, commercial real estate loans totaled $221.4 million and represented 62.1% of gross loans. At December 31, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (14%) and Indiana (9%), while nonaccrual commercial real estate loans were distributed to customers located in Illinois (48%), Florida (34%), Arizona (16%), and Wisconsin (2%).

At March 31, 2012, commercial real estate loans comprised owner occupied real estate properties ($61.1 million) and non-owner occupied real estate properties ($155.4 million); with non-owner occupied property loan types concentrated in office space ($43.8 million), multifamily residential ($23.3 million), retail space ($21.9 million), hospitality ($19.0 million) and nursing homes and assisted living ($12.0 million). At December 31, 2011, commercial real estate loans comprised owner occupied real estate properties ($56.4 million) and non-owner occupied real estate properties ($165.0 million); with non-owner occupied property loan types concentrated in office space ($45.9 million), multifamily residential ($23.8 million), retail space ($22.1 million), hospitality ($19.1 million) and nursing homes and assisted living ($11.1 million).

Construction and Development Loans

Construction and Development	March 31, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$14,099	100.0%	4.1%	$17,260	100.0%	4.8%
Nonaccrual	3,649	25.9	1.1	6,836	39.6	1.9
Restructured accruing	—	—	—	—	—	—
Allowance for loan losses	437	3.1	0.1	428	2.5	0.1
Net charge-offs year-to-date	671			1,684
Provisions to allowance for loan losses year-to-date	680			1,239
Allowance for loan losses/nonaccrual loans		12%			6%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		1,556 (1)			1,173 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At March 31, 2012, construction and development loans totaled $14.1 million and represented 4.1% of gross loans, a decrease of $3.2 million, or 18.3%, from December 31, 2011. At March 31, 2012, construction and development loans were largely distributed to customers with properties located in Illinois (35%), Wisconsin (27%), Indiana (24%), Nevada (8%) and Arizona (1%), while nonaccrual construction and development loans were distributed to customers located in Indiana (34%), Nevada (31%), Wisconsin (25%), Illinois (6%) and Arizona (4%). At December 31, 2011, construction and development loans totaled $17.3 million and represented 4.8% of gross loans. At December 31, 2011, construction and development loans were largely distributed to customers with properties located in Wisconsin (35%), Illinois (30%), Indiana (20%), Nevada (10%) and Arizona (1%), while nonaccrual construction and development loans were distributed to customers located in Wisconsin (49%), Nevada (26%) and Indiana (20%), Illinois (3%) and Arizona (2%).

At March 31, 2012, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($10 million) and non-owner occupied construction loans ($2 million), with the majority of the latter concentrated in condominium and townhome property types ($1 million). At December 31, 2011, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($12 million) and non-owner occupied construction loans ($4 million), with the majority of the latter concentrated in condominium and townhome property types ($2 million).

Nonaccrual construction and development loans declined by $3.2 million during the first quarter 2012 compared to December 31, 2011.

Residential Real Estate, Home Equity and Other Consumer Loans

Total consumer and residential loans were $51.7 million and $51.0 million at March 31, 2012 and December 31, 2011, respectively, and represented 15% of total gross loan credit exposure. The consumer and residential portfolio was diversified as follows:

At March 31, 2012, residential real estate loans not held for sale totaled $18.1 million and represented 5.2% of gross loans, compared to $16.6 million, or 4.7%, at December 31, 2011.

Residential Real Estate (1-4 Family First Lien)	March 31, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$18,100	100.0%	5.2%	$16,593	100.0%	4.7%
Nonaccrual	794	4.4	0.2	592	3.6	0.2
Restructured accruing	271	1.5	0.1	167	1.0	0.0
Allowance for loan losses	296	1.6	0.1	344	2.1	0.1
Net charge-offs year-to-date	37			1
Credit to allowance for loan losses year-to-date	(11)			(6)
Allowance for loan losses/nonaccrual loans		37%			58%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		163 (1)			134 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At March 31, 2012 and December 31, 2011, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Arizona and Wisconsin.

Home Equity (Line and Term Loans)	March 31, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$31,136	100.0%	9.0%	$31,831	100.0%	8.9%
Nonaccrual	535	1.7	0.2	504	1.6	0.1
Restructured accruing	1,019	3.3	0.3	1,077	3.4	0.3
Allowance for loan losses	1,018	3.3	0.3	964	3.0	0.3
Net charge-offs year-to-date	214			1,330
Provisions to allowance for loan losses year-to-date	268			1,438
Allowance for loan losses/nonaccrual loans		190%			191%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		527 (1)			684 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At March 31, 2012 and December 31, 2011, home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin, Indiana and Arizona.

Other Consumer	March 31, 2012				December 31, 2011
	Balances	% of Balances		% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$2,448	100.0%		0.7%	$2,542	100.0%	0.7%
Nonaccrual	—	—		—	63	2.5	0.0
Restructured accruing	79	3.2		0.0	86	3.4	0.0
Allowance for loan losses	52	2.1		0.0	79	3.1	0.0
Net charge-offs year-to-date	71				18
Provisions to allowance for loan losses year-to-date	44				38
Allowance for loan losses/nonaccrual loans		NA	%			125%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		NA				NA

The table below displays many of the factors that contributed to the establishment of an appropriate allowance for loan losses for the purchased home equity pools.

	At or For the Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Purchased Home Equity Pools
Loan balance	$21,297	$25,878
Beginning allowance for loan losses	$2,425	$2,349
Net recoveries (charge-offs)	1,319	(533)
Provisions (credit)	(1,304)	101
Ending allowance for loan losses	$2,440	$1,917
Ending allowance for loan losses/loan balance	11.46%	7.41%

Economic conditions
Delinquency (1)	3.8%	5.6%
Unemployment rate annual average(2)	8.2%	8.9%
Nonfarm payroll year on year change (2)	$1,899	$1,489
U.S. home price index year on year % change (2)	(3.78)%	(3.98)%

(1)	Delinquency is the percent of total loans delinquent 27 or more days and less than 89 days.
(2)	Sources: Unemployment rate - US Department of Labor, Nonfarm Payroll - US Department of Labor, U.S. Home Price Index - Case-Shiller (March 2012 is year on year ending January 2011).

The purchased home equity pools totaled $21.3 million at March 31, 2012 compared to $22.6 million at December 31, 2011. The reduction in balances during the first quarter of 2012 of $1.3 million resulted from payments of $0.5 million and charge-offs of $0.8 million. The allowance for loan losses for the home equity loan pools was $2.4 million or 11.46% of remaining balances at March 31, 2012, and $2.4 million or 10.71% of remaining balances at December 31, 2011. At March 31, 2012 and December 31, 2011, the amount of loans past due 30 to 89 days and still accruing interest was $0.5 million and $0.7 million, respectively. At March 31, 2012 and December 31, 2011, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (15%), California (9%), Georgia (5%), Virginia (5%), Washington (5%), Illinois (4%) and Minnesota (4%).

From the quarter ended March 31, 2012 versus the comparable quarter in 2011, delinquencies have subsided as employment conditions improved modestly. However, the charge-off rates from delinquent loans have deteriorated during the last three quarters. Although non-farm payrolls grew at a higher rate during the first quarters of both 2011 and 2012, home prices have continued their year-on-year declines and unemployment rates remained elevated. The negative factors including the increase in charge-off rates from delinquent loans and the continued decline in housing prices contributed to an increase in the allowance for loan losses to loan ratio from 10.71% at December 31, 2011 to 11.46% at March 31, 2012. As of March 31, 2012, 96% of the outstanding balances in this loan segment were current in contractual payments, an improvement over December 31, 2011 of 94%. The amount of previously charged-off loans that had an improved payment performance record and represented potential future recoveries was $2.4 million at both March 31, 2012 and December 31, 2011.

Credit Concentrations

At March 31, 2012 and December 31, 2011, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At March 31, 2012 and December 31, 2011, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
March 31, 2012
Real estate, rental & leasing	$141.5	41%	217%
Construction	23.4	7	36
Health care & social assistance	24.1	7	37
Accommodation & food services	23.5	7	36

December 31, 2011
Real estate, rental & leasing	$146.6	41%	228%
Construction	26.8	8	42
Health care & social assistance	24.0	7	37
Accommodation & food services	23.7	7	37

Credit Procedures and Review

In order to manage credit risk and the growth of its loan portfolio, CIB Marine developed, implemented and periodically updates various policies and procedures, including a comprehensive loan policy, and established a signature approval and committee structure. The loan policy establishes underwriting standards, a loan approval process, loan officer lending limits, loan pricing guidelines, a credit rating system, delinquency monitoring procedures, and credit collection procedures. The loan underwriting, approval and review processes are designed to protect asset quality by ensuring that credit requests are independently reviewed on at least two different levels, and to promote uniform lending standards among CIB Marine and CIBM Bank.

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

A more comprehensive discussion of credit risk management is contained in CIB Marine’s 2011 Form 10-K.

Nonperforming Assets, Restructured Loans and Loans 90 Days or More Past Due and Still Accruing

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$593	$323	$2,422
Commercial real estate	9,955	11,277	18,904
Construction and development	3,649	6,836	13,885
Residential real estate	794	592	680
Home equity	535	504	1,361
Purchased home equity pools	—	—	—
Other consumer	—	63	—
	15,526	19,595	37,252
Loans held for sale	—	1,375	838
Total nonaccrual loans	15,526	20,970	38,090
OREO	8,031	7,088	4,529
Total nonperforming assets	$23,557	$28,058	$42,619
Restructured loans accruing
Commercial	$12	$13	$—
Commercial real estate	8,400	8,931	3,060
Residential real estate	271	167	170
Home equity	1,019	1,077	943
Purchased home equity pools	430	432	482
Other consumer	79	86	105
	$10,211	$10,706	$4,760

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Ratios
Nonaccrual loans to total loans (1)	4.46%	5.48%	9.35%
OREO to total assets (2)	1.60	1.41	0.78
Nonperforming assets to total assets (1) (2)	4.69	5.29	7.23
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	7.39	8.47	10.54
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (1) (2)	6.73	7.42	8.05

(1)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans accruing and 90 days or more past due and still accruing loans.
(2)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.

Almost all nonaccrual loans are considered to be impaired. Restructured loans are considered impaired but may be on accrual status. Total loans considered impaired and their related reserve balances at March 31, 2012, December 31, 2011 and March 31, 2011 follow:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Impaired loans without a specific allowance	$10,466	$13,257	$28,095
Impaired loans with a specific allowance	21,634	23,026	16,407
Total impaired loans	$32,100	$36,283	$44,502
Specific allowance related to impaired loans	$5,444	$5,528	$5,251

At March 31, 2012, CIB Marine had four borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million. These relationships accounted for $10.8 million, or 70.0%, of nonaccrual loans. At December 31, 2011, CIB Marine had seven borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $15.2 million, or 77.6%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million at March 31, 2012 were geographically distributed as follows:

•	$4.7 million in Illinois consisting of one relationship
•	$3.7 million in Florida consisting of one relationship
•	$1.3 million in Indiana consisting of one relationship
•	$1.1 million in Nevada consisting of one relationship

Although levels have improved, commercial real estate and construction and development loans continue to be the primary contributors to the elevated levels of nonaccrual loans over the past three years and continued to make up the majority of CIB Marine’s nonaccrual loans at March 31, 2012 and December 31, 2011. Elevated vacancy rates and depressed real estate values continue to adversely affect many borrowers. Although tentative, signs of improvement in the economy could indicate stabilization in the real estate markets and related collateral values; however, it is still highly uncertain as to when or how much real estate values will improve.

Excluding loans held for sale, nonaccrual loans decreased $4.1 million, from $19.6 million at December 31, 2011 to $15.5 million at March 31, 2012. The net decrease in nonaccrual loans was primarily due to a decrease in nonaccrual loans in the construction and development and commercial real estate loan segments. Nonaccrual commercial real estate loans represented 64% and 58% of total nonaccrual loans at March 31, 2012 and December 31, 2011, respectively. The ratio of nonaccrual loans to total loans was 4.5% at March 31, 2012 compared to 5.5% at December 31, 2011. Foregone interest on nonaccrual loans since they became nonaccrual reduced interest income by $2.2 million and $1.9 million, as of March 31, 2012 and December 31, 2011, respectively.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At March 31, 2012 and December 31, 2011, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale was 62.5% and 53.2% at March 31, 2012 and December 31, 2011, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 318% and 254% at March 31, 2012 and December 31, 2011, respectively.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

Troubled Debt Restructuring

The following schedule provides the outstanding balances of CIB Marine’s TDR loans.

Troubled Debt Restructures Migration for the Quarter Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$13	$8,931	—	$167	$1,077	$432	$86	10,706
Additions:
New restructured	—	229	—	105	17	—	—	351
Transfer to accrual	—	—	—	—	—	—	—	—
Total additions	—	229	—	105	17	—	—	351
Deductions:
Principal payments	(1)	(760)	—	(1)	(38)	(2)	(7)	(809)
Net charge-offs	—	—	—	—	—	—	—	—
Transfer to nonaccrual	—	—	—	—	(37)	—	—	(37)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(760)	—	(1)	(75)	(2)	(7)	(846)
Balance March 31, 2012	$12	$8,400	—	$271	$1,019	$430	$79	10,211

Nonaccrual
Balance beginning period	$—	$1,628	$1,407	$236	$503	$—	$63	$3,837
Additions:
New restructured	—	—	—	116	—	—	—	116
Transfer to accrual	—	—	—	—	37	—	—	37
Total additions	—	—	—	116	37	—	—	153
Deductions:
Principal payments	—	(482)	(1,059)	(4)	(7)	—	—	(1,552)
Net charge-offs	—	(72)	(10)	—	(115)	—	(63)	(260)
Transfer to OREO	—	—	—	—	—	—	—	—
Transfers to accrual	—	—	—	—	—	—	—	—
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(554)	(1,069)	(4)	(122)	—	(63)	(1,812)
Balance March 31, 2012	$—	$1,074	$338	$348	$418	$—	$—	$2,178

Total
Balance beginning period	$13	$10,559	$1,407	$403	$1,580	$432	$149	$14,543
Additions:
New restructured	—	229	—	221	17	—	—	467
Deductions:
Principal payments	(1)	(1,242)	(1,059)	(5)	(45)	(2)	(7)	(2,361)
Net charge-offs	—	(72)	(10)	—	(115)	—	(63)	(260)
Transfer to OREO	—	—	—	—	—	—	—	—
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(1,314)	(1,069)	(5)	(160)	(2)	(70)	(2,621)
Balance March 31, 2012	$12	$9,474	$338	$619	$1,437	$430	$79	$12,389

Troubled Debt Restructures Migration for the Quarter Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$3,790	—	$171	$986	$483	$114	5,544
Additions:
New restructured	—	—	—	—	—	—	—	—
Transfer to accrual	—	—	—	—	—	—	—	—
Total additions	—	—	—	—	—	—	—	—
Deductions:
Principal payments	—	(334)	—	(1)	(9)	(1)	(9)	(354)
Net charge-offs	—	—	—	—	(34)	—	—	(34)
Transfer to nonaccrual	—	(396)	—	—	—	—	—	(396)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(730)	—	(1)	(43)	(1)	(9)	(784)
Balance March 31, 2011	$—	$3,060	—	$170	$943	$482	$105	4,760

Nonaccrual
Balance beginning period	$16	$10,147	$2,399	$834	$703	$—	$—	$14,099
Additions:
New restructured	—	—	—	—	44	—	—	44
Transfer to nonaccrual	—	396	—	—	—	—	—	396
Total additions	—	396	—	—	44	—	—	440
Deductions:
Principal payments	(1)	(477)	(87)	(5)	(9)	—	—	(579)
Net charge-offs	—	(406)	—	—	—	—	—	(406)
Transfer to OREO	—	—	—	(163)	—	—	—	(163)
Transfers to accrual	—	—	—	—	—	—	—	—
Removed from restructured	—	—	—	(616)	—	—	—	(616)
Total deductions	(1)	(883)	(87)	(784)	(9)	—	—	(1,764)
Balance March 31, 2011	$15	$9,660	$2,312	$50	$738	$—	$—	$12,775

Total
Balance beginning period	$16	$13,937	$2,399	$1,005	$1,689	$483	$114	$19,643
Additions:
New restructured	—	—	—	—	44	—	—	44
Deductions:
Principal payments	(1)	(811)	(87)	(6)	(18)	(1)	(9)	(933)
Net charge-offs	—	(406)	—	—	(34)	—	—	(440)
Transfer to OREO	—	—	—	(163)	—	—	—	(163)
Removed from restructured	—	—	—	(616)	—	—	—	(616)
Total deductions	(1)	(1,217)	(87)	(785)	(52)	(1)	(9)	(2,152)
Balance March 31, 2011	$15	$12,720	$2,312	$220	$1,681	$482	$105	$17,535

Potential Problem Loans

“Potential Problem Loans” are those commercial segment loans classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. The level of Potential Problem Loans is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. At March 31, 2012, Potential Problem Loans totaled $15.6 million compared to $16.8 million at December 31, 2011. The composition at March 31, 2012 included $14.7 million, $0.3 million and $0.6 million in commercial real estate, construction and development and commercial respectively, compared to $15.7 million, $0.3 million and $0.8 million at December 31, 2011, respectively. Although substantial progress has been made in reducing nonperforming loans, management continues to have heightened concern for potential future provisions necessary for loans losses given the potential pace, magnitude and duration at which loans and related collateral may deteriorate in the commercial segments.

Allowance for Loan Losses

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans evaluated collectively for impairment was $10.6 million at both March 31, 2012 and December 31, 2011 or 3.38% and 3.31% of the respective loan balances.

The allowance for loans evaluated individually for impairment was $5.5 million at both March 31, 2012 and December 31, 2011 or 17.0% and 15.2% of the respective loan balances. The current carrying value of impaired loans at March 31, 2012 is approximately 68% of contractual principal, the same as at the end of 2011. At March 31, 2012, the total of the allowance for loan losses for impaired loans plus all prior net charge-offs taken against those impaired loans is $11.0 million, or 28% of contractual principal compared to $11.7 million or 26% at December 31, 2011. This change reflects the reduced amount and percent of impaired loans comprising construction and development loans which have had on average a higher charge-off rate earlier in their migration due to their propensity for collateral dependency in a deteriorated real estate market.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes, all periods presented exclude the assets of companies held for disposal at the end of period.

	Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$16,128	$14,645
Loans charged-off:
Commercial	—	—
Commercial real estate	(924)	(406)
Construction and development	(672)	(113)
Residential real estate	(37)	—
Home equity	(231)	(235)
Purchased home equity pools	(793)	(634)
Other consumer	(72)	(3)
Total loans charged-off	(2,729)	(1,391)
Recoveries of loans charged-off:
Commercial	6	140
Commercial real estate	483	326
Construction and development	1	—
Residential real estate	—	—
Home equity	17	16
Purchased home equity pools	2,112	101
Other consumer	1	—
Total loans recoveries	2,620	583
Net loans charged-off	(109)	(808)
Provision for (reversal of) loan losses:
Commercial	(181)	(655)
Commercial real estate	577	1,243
Construction and development	680	162
Residential real estate	(11)	(70)
Home equity	268	311
Purchased home equity pools	(1,304)	101
Other consumer	44	(3)
Total provision for loan losses	73	1,089
Balance at end of year	$16,092	$14,926
Ratios
Allowance for loan losses to total loans	4.62%	3.75%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	62.52	35.53
Net charge-offs (recoveries) to average total loans:
Commercial	(0.05)	(1.10)
Commercial real estate and construction and development loans	1.91	0.29
Residential real estate, home equity and other consumer	(5.67)	3.83
Total loans	0.12	0.81
Recoveries to loans charged-off	96.01	41.91

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated:

	March 31, 2012		December 31, 2011
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$1,242	12.6%	$1,417	12.4%
Commercial real estate	10,607	62.3	10,471	62.1
Construction and development	437	4.1	428	4.8
Residential real estate	296	5.2	344	4.7
Home equity	1,018	9.0	964	8.9
Purchased home equity pools	2,440	6.1	2,425	6.4
Other consumer	52	0.7	79	0.7
Total allowance	$16,092	100.0%	$16,128	100.0%

At March 31, 2012, the allowance for loan losses was $16.1 million or 4.62% of total loans compared to $16.1 million, or 4.51% of total loans at December 31, 2011. The change in the allowance is limited reflecting a lack of substantial change from year end. The allowance for loan losses, excluding any allowance for purchased home equity pools, decreased $0.1 million from December 31, 2011 to March 31, 2012 and the ratio of the allowance for loan losses to total loans, excluding the purchased home equity pools, increased from 4.10% to 4.19% over the same period.

Residential real estate value growth has been weak during 2011, declining 3.8% year-on-year through January 2012 (as indicated by the Case-Schiller Composite 20 City Home Price Index for the United States of America). In addition, although the unemployment rate (as reported by the U.S. Department of Labor) improved to 8.2% for the month of March 2012, compared to 8.5% for the month of December 2011, the rate continues to be elevated and improvement from peak levels during 2009 have been largely reflective of declining labor force participation rates.

The allowance for loan losses for the purchased home equity loan pools was $2.4 million or 11.5% of remaining balances at March 31, 2012, compared to $2.4 million or 10.7% of remaining balances at December 31, 2011. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions. Charge-offs in the purchased home equity loan pool segment deteriorated slightly from the first quarter of 2011 to the same period of 2012, with gross charge-offs rising from $0.6 million to $0.8 million. At the same time, recoveries improved from $0.1 million to $2.1 million. For the quarter ended March 31, 2012, recorded recoveries through repurchase of specific individual loans in the pools were $2.1 million or 75% of the related $2.9 million of previously charged-off principal balances for those specific individual loans in the pools. During 2011 through the first quarter of 2012, CIB Marine pursued new and additional analyses of the previously charged-off purchased home equity pool loans for potential repurchase by the seller as a result of underwriting and documentation deficiencies and related violations of representations and warranties in the agreements between CIB Marine and the seller of the loans. The recoveries recorded in 2011 through the first quarter of 2012 were primarily the result of such repurchase activity. In addition, $2.4 million of additional principal and interest recoveries of previously charged-off loans were received in the months of April and May 2012. However, there is absolutely no assurance as to what additional recoveries, if any, may be experienced in the future.

Total charge-offs for the first quarter of 2012 were $2.7 million while recoveries were $2.6 million, compared to $1.4 million and $0.6 million, respectively, for the first quarter of 2011. Net charge-offs from the purchased home equity loan pools were down substantially during the first quarter of 2012 to a net recovery of $1.3 million compared to net charge-off of $0.5 million for the first quarter of 2011. The increase in charge-offs during the first quarter of 2012 compared to the same period of 2011 was predominantly in construction and development and commercial real estate loans. The net decline in nonaccrual loans and higher recoveries resulted in the lower provisions for loan losses in the first quarter of 2012 compared to the same period of 2012. Although the improvement is significant, the reported amount of CIB Marine’s nonaccrual loans continues to be elevated as the economy has not fully recovered and unemployment levels continued to be historically high.

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

Other Real Estate Owned

OREO, which represents foreclosed properties, was $8.0 million and consisted of thirteen properties at March 31, 2012 compared to $7.1 million and twelve properties at December 31, 2011. During the first quarter of 2012, CIB Marine transferred one property for $1.2 million from its loan portfolio to OREO and recorded a $0.3 million impairment write down on one property. At March 31, 2012, OREO was geographically distributed as follows:

•	$1.5 million of undeveloped land in Nevada
•	$1.3 million of residential property in Wisconsin
•	$1.3 million of undeveloped land in Wisconsin
•	$0.9 million of undeveloped land in Florida
•	$0.2 million of condominiums in Arizona
•	$2.8 million of improved commercial land in Illinois

Deposit Liabilities

Total deposits were $422.5 million at March 31, 2012 and $422.6 million at December 31, 2011. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 41.4% at March 31, 2012 and 42.7% at December 31, 2011, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding.

The aggregate amount of time deposits of $100,000 or more at March 31, 2012 and December 31, 2011 was $51.0 million, or approximately 29.2% of time deposits and $52.1 million or 28.9% of total time deposits, respectively. There were no brokered time deposits at March 31, 2012 or December 31, 2011.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $3.5 million from $14.8 million at December 31, 2011, to $11.3 million at March 31, 2012. The decrease was attributable to a reduction of short-term borrowings.

During the first quarter of 2012, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed-income investment securities as collateral for such borrowings.

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

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $44.8 million at December 31, 2011, to $58.9 million at March 31, 2012.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities available for sale totaled $88.3 million and $89.0 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, $15.6 million pledged liabilities and contingent liabilities were outstanding, which included $5.0 million to the FHLBC, $6.3 million to repurchase agreement customers and $4.3 million combined to public deposit customers, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $16.8 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $18.2 million at March 31, 2012 are in excess of pledging requirements and are generally available for pledge release and, in many cases, provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2011, $19.2 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $18.3 million. In addition, CIBM Bank pledged $12.2 million in commercial real estate loans to provide at least $6.9 million of potential borrowing availability at the Federal Reserve discount window. During 2012, CIBM Bank received an upgrade from the FHLBC allowing the use of a blanket lien for qualifying loan assets which increased CIBM Bank’s availability of borrowing credit with the agency. As a result, additional potential borrowings available at the FHLBC at March 31, 2012 were $37.1 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less pledged deposits, were $420.1 million and $418.5 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, the CIB Marine parent company had $2.6 million and $2.9 million, respectively, in total cash and cash equivalents. In addition, a subsidiary of the parent company had $7.0 million in cash and due from banks, $0.7 million in loans held for sale, $0.8 million in net loans and $0.8 million in OREO at March 31, 2012. At December 31, 2011, a subsidiary of the parent company had $5.6 million in cash and due from banks, $2.1 million in loans held for sale, $0.7 million in net loans and $0.8 million in OREO. According to the Bank Holding Company Act, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank.

CIB Marine knows of no trends, demands, commitments, events or uncertainties that are reasonably likely to result in a material increase or decrease in it liquidity.

Capital

CIB Marine’s stockholders’ equity was $65.2 million at March 31, 2012, compared to $64.2 million at December 31, 2011. The increase in the first quarter of 2012 was primarily the result of a reduction in accumulated other comprehensive loss of $1.1 million partially offset by a net loss of $0.1 million.

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

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Risk weighted assets	$418,978	$434,656
Average assets(1)	$503,243	$517,116
Capital components
Stockholders’ equity	$65,201	$64,222
Add: unrealized loss on securities	2,691	3,777
Tier 1 capital	67,892	67,999
Allowable allowance for loan losses	5,371	5,567
Tier 2 and total risk-based capital	$73,263	$73,566

(1)	Average assets as calculated in accordance with FDIC rules and regulations.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2012
Total capital to risk weighted assets	$73,263	17.49%	$33,518	8.00%
Tier 1 capital to risk weighted assets	67,892	16.20	16,759	4.00
Tier 1 leverage to average assets	67,892	13.49	20,130	4.00

December 31, 2011
Total capital to risk weighted assets	$73,566	16.93%	$34,772	8.00%
Tier 1 capital to risk weighted assets	67,999	15.64	17,386	4.00
Tier 1 leverage to average assets	67,999	13.15	20,685	4.00

At March 31, 2012 and December 31, 2011, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank. Among other things, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At March 31, 2012, the Tier 1 leverage ratio was 13.49%, which was above the minimum requirement specified in the Written Agreement.

CIBM Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At March 31 2012, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 11.22% and its total capital to risk weighted asset ratio was 14.75%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since December 31, 2011, CIB Marine’s market risk profile has not changed significantly and net interest income over the next year would be more favorable for the up 200 rate scenario versus up 100 or down 100 or 200.

Repricing Interest Rate Sensitivity Analysis

	March 31, 2012
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$142,707	$25,718	$60,553	$111,128	$8,267	$348,373
Securities available for sale	22,116	5,160	8,375	28,146	24,548	88,345
Loans held for sale	678	—	—	—	—	678
Due from banks	52,942	—	—	—	—	52,942
Total interest-earning assets	218,443	30,878	68,928	139,274	32,815	490,338
Interest-bearing liabilities:
Time deposits	26,938	30,713	39,078	72,512	5,676	174,917
Savings and interest-bearing demand deposits	190,096	—	—	—	—	190,096
Short-term borrowings	6,287	—	—	—	—	6,287
Long-term borrowings	—	5,000	—	—	—	5,000
Total interest-bearing liabilities	223,321	35,713	39,078	72,512	5,676	376,300
Interest sensitivity gap (by period)	$(4,878)	$(4,835)	$29,850	$66,762	$27,139	$114,038
Interest sensitivity gap (cumulative)	(4,878)	(9,713)	20,137	86,899	114,038	114,038
Cumulative gap as a % of total assets	(0.97)%	(1.93)%	4.01%	17.31%	22.71%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and LIBOR swap yield curves at March 31, 2012 and December 31, 2011, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis. The significant amount of short term earning assets held in CIBM Bank’s interest earning Federal Reserve Bank due from account is creating a more positive result if interest rates should rise. There is no guarantee as to when or how much interest rates rise in the future, or whether CIBM Bank will still have significant balances in short term earning assets at that time.

	Basis Point Changes
	+200	+100	–100	–200
Net interest income change over one year
March 31, 2012	6.52%	0.73%	(1.55)%	(2.66)%
December 31, 2011	5.57%	0.79%	(1.30)%	(2.72)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. CIB Marine's disclosure controls are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide a reasonable assurance of achieving the controls' stated goals. Based on their evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CIB Marine and CIBM Bank engage in legal actions and proceedings, both as plaintiffs and defendants, from time to time in the ordinary course of business. In some instances, such actions and proceedings involve substantial claims for compensatory or punitive damages or involve claims for an unspecified amount of damages. There are, however, presently no proceedings pending or contemplated which, in CIB Marine’s opinion, would have a material adverse effect on its consolidated financial position since the filing of the 2011 Form 10-K.

ITEM 1A. RISK FACTORS

Shareholders or potential investors should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in CIB Marine’s 2011 Form 10-K and the updated risk factors in its subsequent filings with the SEC. Additional risks that are not currently known to CIB Marine, or that it currently believes to be immaterial, may also have a material adverse effect on its financial condition and results of operations.

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

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: May 11, 2012	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer

