Form 10-Q
period 2012-06-30
CIB MARINE BANCSHARES INC
filed 2012-08-10
CIK 861955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

As of July 31, 2012 there were 18,346,391 shares issued and 18,135,344 shares outstanding of the registrant’s common stock, $1.00 par value per share.

EXPLANATORY NOTE

This document is intended to speak as of June 30, 2012, except as otherwise noted.

FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CIB MARINE BANCSHARES, INC.

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$65,836	$44,828
Investment securities:
Securities available for sale	78,770	89,009
Trading securities	11,242	—
Total investment securities	90,012	89,009
Loans held for sale	385	2,120
Loans	330,720	357,632
Allowance for loan losses	(12,208)	(16,128)
Net loans	318,512	341,504
Federal Home Loan Bank stock	4,745	11,555
Premises and equipment, net	4,286	4,559
Accrued interest receivable	1,434	1,648
Other real estate owned	8,041	7,088
Other assets	1,578	1,665
Total assets	$494,829	$503,976
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$58,062	$58,884
Interest-bearing demand	28,433	29,080
Savings	155,985	154,365
Time	169,931	180,257
Total deposits	412,411	422,586
Short-term borrowings	8,420	9,784
Federal Home Loan Bank advances	5,000	5,000
Accrued interest payable	311	376
Other liabilities	1,606	2,008
Total liabilities	427,748	439,754
Commitments and contingent liabilities (Note 10)	—	—
Stockholders’ Equity
Preferred stock, $1 par value; 5,000,000 authorized shares; 7% fixed noncumulative perpetual issued-55,624 shares of Series A and 4,376 shares of Series B convertible; aggregate liquidation preference-$60,000	51,000	51,000
Common stock, $1 par value; 50,000,000 authorized shares;18,346,391 issued shares; 18,135,344 outstanding shares	18,346	18,346
Capital surplus	158,490	158,480
Accumulated deficit	(158,468)	(159,298)
Accumulated other comprehensive income related to available for sale securities	2,132	2,113
Accumulated other comprehensive loss related to non-credit other-than-temporary impairments	(3,890)	(5,890)
Accumulated other comprehensive loss, net	(1,758)	(3,777)
Treasury stock 218,499 shares at cost	(529)	(529)
Total stockholders’ equity	67,081	64,222
Total liabilities and stockholders’ equity	$494,829	$503,976

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest and Dividend Income
Loans	$4,510	$5,089	$9,214	$10,314
Loans held for sale	35	102	69	204
Securities	889	1,282	1,898	2,731
Other investments	36	31	58	46
Total interest and dividend income	5,470	6,504	11,239	13,295
Interest Expense
Deposits	799	1,448	1,666	2,982
Short-term borrowings	3	3	6	6
Federal Home Loan Bank advances	54	103	107	205
Total interest expense	856	1,554	1,779	3,193
Net interest income	4,614	4,950	9,460	10,102
Provision for (reversal of) loan losses	(2,728)	1,679	(2,655)	2,768
Net interest income after provision for (reversal of) loan losses	7,342	3,271	12,115	7,334
Noninterest Income
Deposit service charges	124	163	258	331
Other service fees	61	51	119	75
Other income	72	12	82	41
Total other-than-temporary impairment losses
Total impairment loss	(1,294)	(75)	(1,422)	(127)
Loss recognized in other comprehensive income	—	52	—	52
Net impairment loss recognized in earnings	(1,294)	(23)	(1,422)	(75)
Gains on sale of assets	64	2	95	42
Total noninterest income (loss)	(973)	205	(868)	414
Noninterest Expense
Compensation and employee benefits	2,555	2,373	4,987	4,756
Equipment	219	218	421	503
Occupancy and premises	363	549	747	980
Data processing	144	238	286	438
Federal deposit insurance	263	308	529	680
Professional services	345	562	727	988
Telephone and data communication	110	114	214	251
Insurance	191	166	407	306
Write downs and losses on assets	673	233	1,086	1,012
Other expense	515	585	963	1,049
Total noninterest expense	5,378	5,346	10,367	10,963
Income (loss) from continuing operations before income taxes	991	(1,870)	880	(3,215)
Income tax expense	50	—	50	—
Income (loss) from continuing operations	941	(1,870)	830	(3,215)
Discontinued Operations:
Pretax income from discontinued operations	—	379	—	379
Income tax expense	—	—	—	—
Income from discontinued operations	—	379	—	379
Net income (loss)	941	(1,491)	830	(2,836)
Preferred stock dividends	—	—	—	—
Net income (loss) allocated to common stockholders	$941	$(1,491)	$830	$(2,836)

(Continued)

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss) (continued)

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Other comprehensive income (loss):
Change in unrealized losses on securities available for sale, net of reclassification	$50	$563	$18	$758
Change in unrealized losses on securities available for sale for which a portion of OTTI has been recognized in earnings, net of reclassification	(378)	(372)	740	504
Recognition in earnings of unrealized losses on securities available for sale previously recorded and reclassified to trading account	1,261	—	1,261	—
Net realized gains on available for sale securities	—	—	—	—
Total other comprehensive income	933	191	2,019	1,262
Comprehensive income (loss)	$1,874	$(1,300)	$2,849	$(1,574)
Earnings (Loss) Per Share:
Basic:
Income (loss) from continuing operations	$0.05	$(0.10)	$0.04	$(0.18)
Discontinued operations	—	0.02	—	0.02
Net income (loss)	$0.05	$(0.08)	$0.04	$(0.16)
Diluted:
Income (loss) from continuing operations	$0.03	$(0.10)	$0.02	$(0.18)
Discontinued operations	—	0.02	—	0.02
Net income (loss)	$0.03	$(0.08)	$0.02	$(0.16)

Weighted average shares-basic	18,127,892	18,127,892	18,127,892	18,127,892
Weighted average shares-diluted	35,631,892	18,127,892	35,631,892	18,127,892

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock					Accumulated Other
	Shares	Par Value	Preferred Stock	Capital Surplus	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands)
Balance at January 1, 2011	18,346,391	$18,346	$51,000	$158,458	$(153,874)	$(4,648)	$(529)	$68,753
Comprehensive loss:
Net loss	—	—	—	—	(2,836)	—	—	(2,836)
Other comprehensive income	—	—	—	—	—	1,262	—	1,262
Total comprehensive loss								(1,574)
Stock option expense	—	—	—	15	—	—	—	15
Balance at June 30, 2011	18,346,391	$18,346	$51,000	$158,473	$(156,710)	$(3,386)	$(529)	$67,194

Balance at January 1, 2012	18,346,391	$18,346	$51,000	$158,480	$(159,298)	$(3,777)	$(529)	$64,222
Comprehensive income:
Net income	—	—	—	—	830	—	—	830
Other comprehensive income	—	—	—	—	—	2,019	—	2,019
Total comprehensive income								2,849
Stock option expense	—	—	—	10	—	—	—	10
Balance at June 30, 2012	18,346,391	$18,346	$51,000	$158,490	$(158,468)	$(1,758)	$(529)	$67,081

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$830	$(2,836)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred loan fee amortization	6	9
Depreciation and other amortization	263	119
Provision for (reversal of) loan losses	(2,655)	2,768
Proceeds from sale of loans held for sale	1,737	369
Gains on sale of assets	(95)	(42)
Write down and losses on assets	1,086	1,012
Impairment loss on available for sale securities	1,422	75
Decrease (increase) in interest receivable and other assets	278	(88)
Decrease in accrued interest payable and other liabilities	(467)	(407)
Net cash provided by operating activities	2,405	979
Cash Flows from Investing Activities
Maturities of securities available for sale	8,970	6,002
Purchase of securities available for sale	(5,952)	—
Repayments of mortgage-backed securities available for sale	11,355	19,428
Purchase of mortgage-backed securities available for sale	(14,876)	—
Decrease in Federal Home Loan Bank stock	6,810	—
Net decrease in other investments	32	33
Net decrease in loans	23,868	27,033
Proceeds from sale of other real estate owned	142	609
Premises and equipment expenditures	(207)	(52)
Net cash provided by investing activities	30,142	53,053
Cash Flows from Financing Activities
Decrease in deposits	(10,175)	(24,603)
Net decrease in short-term borrowings	(1,364)	(4,840)
Net cash used in financing activities	(11,539)	(29,443)
Net increase in cash and cash equivalents	21,008	24,589
Cash and cash equivalents, beginning of period	44,828	27,267
Cash and cash equivalents, end of period	$65,836	$51,856
Supplemental Cash Flow Information
Cash paid (received) during the period for:
Interest expense	$1,844	$3,328
Income taxes	—	(64)
Supplemental Disclosures of Noncash Activities
Transfer of loans to other real estate owned	1,773	3,881
Transfer of available for sale securities to trading account securities	11,242	—

See accompanying Notes to Unaudited Consolidated Financial Statements

CIB MARINE BANCSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-Basis of Presentation

Nature of Operations

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States (“U.S.”) for interim financial information. Certain information and footnote disclosures have been omitted or abbreviated. These unaudited consolidated financial statements should be read in conjunction with CIB Marine Bancshares, Inc.’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”). References to “CIB Marine” include CIB Marine Bancshares, Inc. and its subsidiaries unless otherwise specified. In the opinion of management, the unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments necessary to present fairly CIB Marine’s financial condition, results of operations and cash flows. The results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of results for the entire year. The consolidated financial statements include the accounts of CIB Marine and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Summary of Significant Accounting Polices

CIB Marine engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net interest income. This is a change since December 31, 2011 to the significant accounting policies. See the 2011 Form 10-K for all other significant accounting policies.

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

Deregistration

On May 24, 2012, following passage of the Jumpstart Our Business Startups Act, which increased the number of shareholders of record threshold for deregistration under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holding companies, CIB Marine filed a Form 15 with the Securities and Exchange Commission (“SEC”), giving notice of termination of the registration of CIB Marine’s common stock under Section 12(g) of the Exchange Act. The termination of CIB Marine's registration is expected to become effective on or about August 22, 2012. As a result of the effectiveness of the termination of registration, CIB Marine will no longer be required to file annual or periodic reports under Sections 13 or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, or comply with the proxy rules or file proxy materials under Section 14 of the Exchange Act, and CIB Marine's directors and executive officers will no longer be required to comply with the requirements of Section 16 of the Exchange Act, until such time as CIB Marine has 2,000 or more shareholders of record as of the end of any calendar year.

Note 2-Securities

The amortized cost, gross unrealized gains and losses and fair values of securities at June 30, 2012 and December 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2012
U.S. government agencies (SBA loan-backed)	$5,746	$31	$—	$5,777
States and political subdivisions	26,789	1,877	549	28,117
Trust preferred collateralized debt obligations	8,264	—	4,503	3,761
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	33,748	1,304	33	35,019
Residential mortgage-backed securities (non-agencies (1))	5,831	118	3	5,946
Total securities available for sale	80,528	3,330	5,088	78,770

December 31, 2011
U.S. government agencies (non SBAs)	$7,006	$65	$—	$7,071
States and political subdivisions	28,611	1,835	502	29,944
Trust preferred collateralized debt obligations	8,295	—	5,061	3,234
Other debt obligation	150	—	—	150
Residential mortgage-backed securities (agencies)	25,075	1,435	—	26,510
Residential mortgage-backed securities (non-agencies (1))	23,649	149	1,698	22,100
Total securities available for sale	$92,786	$3,484	$7,261	$89,009

(1)	Residential mortgage-backed securities (non-agencies) comprise non-agency issued mortgage-backed securities and collateralized mortgage obligations secured by residential real estate mortgage loans.

Trading securities at June 30, 2012, had an amortized cost and fair value of $11.2 million. There have been no purchases or sales of trading securities year to date.

During the first six months of 2012, $5.7 million of securities backed by Small Business Administration (“SBA”) loans were purchased at premiums. All of the SBA loan backed securities purchased are variable rate with quarterly resets indexed to the Prime rate with stated final maturities from 16 to 25 years and with principal cash flows guaranteed by the SBA.

At the end of the second quarter of 2012, CIB Marine transferred at fair value its non-investment grade residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) of $11.2 million from available for sale (“AFS”) to trading securities. The transfer resulted in other-than-temporary impairment (“OTTI”) write-down of its amortized cost basis through earnings of $1.3 million. CIB Marine has the intent to sell the trading securities as part of its strategy to reduce its lower quality asset holdings. This represents a rare occurrence for CIB Marine for a number of reasons, including but not limited to: 1) there have been no transfers to trading at any time in CIB Marine’s history for fixed income securities, 2) the transfer represented all of the non-investment grade Non-agency MBS, 3) the transfer was the result of a historically unique strategy to reduce non-investment grade Non-agency MBS, 4) the regulatory policy treatments of non-investment grade securities have some adverse effects including the impact on risk-weighted assets for regulatory capital and, 5) to mitigate the expected risk of complying with new capital requirements under Basel III.

At the date of transfer, the non-investment grade Non-agency MBS had an amortized cost of $12.5 million, a fair value of $11.2 million and a gross unrealized loss of $1.3 million.

Securities available for sale with a carrying value of $36.7 million and $47.1 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, Federal Home Loan Bank of Chicago (“FHLBC”) advances, repurchase agreements, federal reserve discount window advances, a federal funds and letter of credit guidance facility at a correspondent bank, and for other purposes as required or permitted by law.

The amortized cost and fair value of securities available for sale at June 30, 2012, by contractual maturity, are shown below. Certain securities, other than mortgage-backed securities, may be called earlier than their maturity date. Expected maturities may differ from contractual maturities in mortgage-backed securities, because certain mortgages may be prepaid without penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following contractual maturity schedule.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,173	$1,195
Due after one year through five years	10,050	10,708
Due after five years through ten years	15,716	16,364
Due after ten years	14,010	9,538
	40,949	37,805
Residential mortgage-backed securities (agencies)	33,748	35,019
Residential mortgage-backed securities (non-agencies)	5,831	5,946
Total securities available for sale	$80,528	$78,770

The following table represents gross unrealized losses and the related fair value of securities available for sale aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011:

	Less than 12 months in an unrealized loss position		12 months or longer in an unrealized loss position		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2012
States and political subdivisions	$—	$—	$1,918	$549	$1,918	$549
Trust preferred collateralized debt obligations	—	—	3,761	4,503	3,761	4,503
Residential mortgage-backed securities (agencies)	6,144	33	—	—	6,144	33
Residential mortgage-backed securities (non-agencies)	895	3	—	—	895	3
Total securities with unrealized losses	$7,039	$36	$5,679	$5,052	$12,718	$5,088
Securities without unrealized losses					66,052
Total securities available for sale					$78,770

December 31, 2011
States and political subdivisions	$1,628	$33	$1,996	$469	$3,624	$502
Trust preferred collateralized debt obligations	—	—	3,234	5,061	3,234	5,061
Residential mortgage-backed securities (non-agencies)	3,417	33	10,702	1,665	14,119	1,698
Total securities with unrealized losses	$5,045	$66	$15,932	$7,195	$20,977	$7,261
Securities without unrealized losses					68,032
Total securities available for sale					$89,009

Management evaluates securities available for sale for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant. For those securities available for sale with fair value less than cost at June 30, 2012, because CIB Marine does not intend to sell the investment, nor is it more likely than not that CIB Marine will be required to sell the investments before recovery of their respective amortized cost bases, which may be maturity, CIB Marine does not consider those securities to have been OTTI at quarter end, except for two trust preferred collateralized debt obligations (“TPCDOs”) with no credit-related OTTI recognized during the first six-month periods of both 2012 and 2011.

The non-investment grade Non-agency MBS had nominal credit-related OTTI and $1.3 million of other OTTI recognized during the second quarter of 2012, and $0.2 million credit-related OTTI recognized during the six-month period of 2011. The $1.3 million of other OTTI recognized during the second quarter of 2012 is the result of the write-down of these securities to fair value at the time of transfer from available for sale to trading securities.

There were no sales of securities available for sale during the first six months of 2012 and 2011.

Net unrealized losses on investment securities available for sale at June 30, 2012 were $1.8 million compared to $3.8 million at December 31, 2011. At June 30, 2012, TPCDOs accounted for $4.5 million in net unrealized losses. The remaining securities partially offset those losses with net unrealized gains of $2.7 million at June 30, 2012.

States and Political Subdivisions (“Municipal Securities”). At June 30, 2012, for those Municipal Securities rated by nationally recognized statistical rating agencies, all were rated investment grade except one general obligation bond issued by the City of Detroit, Michigan issued in 2005, which was downgraded to a CC rating with a par value of $2.5 million, amortized cost of $2.5 million and fair market value of $1.9 million, to be repaid with ad valorem property taxes. This bond was rated AAA at issue and at the time of purchase by CIB Marine. The City of Detroit and the State of Michigan continue to take actions to correct the financial issues of the city. There is no reported OTTI at June 30, 2012. CIB Marine does not intend to sell, nor is it more likely than not that it will be required to sell, any of its Municipal Securities before recovery of their amortized cost bases, which may be maturity and CIB Marine does not expect a credit loss. As a result, CIB Marine has not recognized any OTTI on its Municipal Securities.

Trust Preferred Collateralized Debt Obligations. At June 30, 2012, CIB Marine held four TPCDOs with an $8.6 million par value, an amortized cost of $8.3 million and fair value of $3.8 million. To a limited extent these securities are protected against credit loss by credit enhancements, such as over-collateralization and subordinated securities. Unless they are the most senior class security in the structure, however, they also may be subordinated to more senior classes as identified later in this section. All the TPCDOs have collateral pools and are not single-issuer securities. Preferred Term Securities, LTD (“PreTSLs”) 27 A-1 and 28 A-1 are the most senior classes where all other classes issued in those pools are subordinated to them, and PreTSLs 23 C-FP and 26 B-1 are mezzanine or subordinated classes, but not the most deeply subordinated classes of securities in their pools.

To determine whether or not OTTI is evident, the projected cash flows are discounted using the Index Rate plus the original discount margin. The Index Rate for each security is the 3-Month US Dollar London InterBank Offered Rate (“LIBOR”). The discount rates are as follows: LIBOR + 0.73% for PreTSL 23 C-FP, LIBOR + 0.56% for PreTSL 26 B-1, LIBOR + 0.30% for PreTSL 27 A-1 and LIBOR + 0.90% for PreTSL 28 A-1. Other key assumptions used in deriving cash flows for the pool of collateral for determining whether OTTI exists include default rate scenarios with annualized default rate vectors starting at 2.0% and declining towards 0.25% by year 2014, loss severity rates of approximately 85%, or a recovery rate of 15%, and prepayment speeds of approximately 1% per annum. All current defaults are applied a loss severity of 100% or a recovery rate of 0%, and all current deferrals are applied a loss severity of 85%, or a recovery rate of 15%, with a two-to-five year recovery lag and all future deferral or default events are considered to be defaults with a two-year recovery lag and loss severity of 85%, or a recovery rate of 15%.

Additional information related to the TPCDOs and related OTTI as of June 30, 2012 is provided in the table below:

	PreTSL 23	PreTSL 26	PreTSL 27	PreTSL 28
	(Dollars in thousands)
Class	C-FP	B-1	A-1	A-1
Seniority	Mezzanine	Mezzanine	Senior	Senior
Amortized cost	$747	$3,846	$1,816	$1,855
Fair value	117	601	1,566	1,477
Unrealized loss	(630)	(3,245)	(250)	(378)
Total credit-related OTTI recognized in earnings (1)	(66)	(103)	—	—
Moody’s /S&P /Fitch Ratings	C/NR/C	Ca/NR/CC	Baa3/BB/BB	Baa3/B/BB
Percent of current deferrals and defaults to total collateral balances	25%	29%	28%	27%
Break in yield (2)	16%	24%	40%	38%
Coverage (3)	(16)%	(17)%	19%	22%
Number of issues in performing collateral	95	47	33	38
Percent of expected deferrals and defaults to performing collateral (4)	8%	8%	8%	8%
Percent of excess subordination to performing collateral (5)	(11%)	(2%)	32%	33%

(1)	Total OTTI recognized in earnings and accumulated other comprehensive income (“AOCI”) reflect results since the acquisition date of the securities by CIB Marine, all of which was recognized prior to June 30, 2012.
(2)	The percent of additional immediate defaults of performing collateral at a 85% loss severity rate that would cause a break in yield, meaning that the security would not receive all its contractual cash flows through maturity even though a class could enter a period where payments received are payments-in-kind (“PIK”) but later paid in cash in addition to any accrued interest on the PIKs. Based on a collateral level analysis, PreTSL 23 and 26 projected deferrals and defaults indicate there would be a break in yield resulting in credit component OTTI.
(3)	The percentage points by which the class is over or (under) collateralized with respect to its collateral ratio thresholds at which cash payments are to be received from lower classes or directed to higher classes (i.e., if the coverage actual over (under) is negative). A current positive (negative) coverage ratio by itself does not necessarily mean that there will be a full receipt (shortfall) of contractual cash flows through maturity as actual results realized with respect to future defaults, default timing, loss severities, recovery timing, redirections of payments in other classes and other factors could act to cause (correct) a deficiency at a future date.
(4)	A point within a range of estimates for the percent of future deferrals and defaults to performing collateral used in assessing credit-related OTTI.
(5)	The excess subordination as a percentage of the remaining performing collateral is calculated by taking the difference of total performing collateral less the current class balances of senior classes divided by the current class balances of those senior to and including the respective class for which the measure is applicable.

Residential Mortgage-Backed Securities (Non-agencies). At June 30, 2012, available for sale securities with a par value of $13.7 million, a book value of $12.5 million and a fair value of $11.2 million were below investment grade and were transferred to the trading account. At December 31, 2011, these securities had a par value of $17.2 million and unrealized losses of $1.6 million. The decline of $3.5 million in par value in these securities was primarily due to the repayment of principal. CIB Marine’s principal and interest payments received on these securities from the purchase date through June 30, 2012 have all been timely and in full except for two securities with previously recorded credit-related OTTI, where payments received have been timely but with amounts reduced by losses where subordinated tranches are no longer able to absorb the loss.

The remaining Non-agencies AFS securities have a par value of $5.0 million, have credit rating grades of BBB or better, and have unrealized gains $0.1 million at June 30, 2012.

Roll Forward of OTTI Related to Credit Loss. The following table is a roll forward of the amount of OTTI related to credit losses on available for sale securities that have been recognized in earnings for which a portion of OTTI was recognized in AOCI for the quarters and six months ended June 30, 2012 and 2011:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning of period balance of the amount related to credit losses on debt securities held by CIB Marine at the beginning of the period for which a portion of OTTI was recognized in AOCI	$1,606	$1,242	$1,478	$1,190
Additions for the amount related to credit loss for which an OTTI was not previously recognized	—	11	—	11
Reduction for securities for which the amount previously recognized in other comprehensive income was recognized in earnings because the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis	(1,470)	—	(1,470)	—
Additional increase to the amount related to the credit loss for which OTTI was previously recognized when CIB Marine does not intend to sell the security and is it more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis	33	12	161	64
End of period balance of credit losses related to OTTI for which a portion was recognized in AOCI (1)	$169	$1,265	$169	$1,265

(1)	The table includes a reduction of the OTTI activity related to the non-investment grade Non-agency RMBS subsequently transferred to trading securities at June 30, 2012. The remaining end of period balances of credit losses related to OTTI for which a portion was recognized in AOCI is related to the TPCDOs only.

Note 3- Loans and Allowance for Loan Losses

Loans

The components of loans were as follows:

	At June 30, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$39,814	12.1%	$44,385	12.4%
Commercial real estate	205,172	62.2	221,420	62.1
Construction and development	12,155	3.7	17,260	4.8
Residential real estate	18,988	5.7	16,593	4.7
Home equity	30,678	9.3	31,831	8.9
Purchased home equity pools	20,268	6.2	22,646	6.4
Other consumer	2,733	0.8	2,542	0.7
Gross loans	329,808	100.0%	356,677	100.0%
Deferred loan costs	912		955
Loans	330,720		357,632
Allowance for loan losses	(12,208)		(16,128)
Loans, net	$318,512		$341,504

CIB Marine serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in its core footprint of Wisconsin, Illinois and Indiana. For financial institutions, significant loan concentrations may occur when groups of borrowers have similar economic characteristics and are similarly affected by changes in economic or other conditions. At June 30, 2012 and December 31, 2011, significant concentrations exist in commercial real estate loans.

The following table presents the aging of the recorded investment in past due loans at June 30, 2012 and December 31, 2011:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$19	$—	$—	$19	$39,340	$39,359
Commercial real estate:
Owner occupied	951	—	—	951	57,814	58,765
Non-owner occupied	—	—	—	—	139,099	139,099
Construction and development	—	—	—	—	9,320	9,320
Residential real estate:
Owner occupied	—	—	—	—	13,722	13,722
Non-owner occupied	—	—	—	—	4,486	4,486
Home equity	55	71	—	126	30,006	30,132
Purchased home equity pools	591	261	—	852	19,416	20,268
Other consumer	—	—	—	—	2,733	2,733
Deferred loan costs	5	1	—	6	906	912
Total	$1,621	$333	$—	$1,954	$316,842	$318,796

Nonaccrual Loans (1)
Commercial	$—	$—	$455	$455	$—	$455
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	51	6,950	7,001	307	7,308
Construction and development	—	—	1,610	1,610	1,225	2,835
Residential real estate:
Owner occupied	126	—	375	501	279	780
Non-owner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	546	546
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Deferred loan costs	—	—	—	—	—	—
Total	$126	$51	$9,390	$9,567	$2,357	$11,924

Total loans
Commercial	$19	$—	$455	$474	$39,340	$39,814
Commercial real estate:
Owner occupied	951	—	—	951	57,814	58,765
Non-owner occupied	—	51	6,950	7,001	139,406	146,407
Construction and development	—	—	1,610	1,610	10,545	12,155
Residential real estate:
Owner occupied	126	—	375	501	14,001	14,502
Non-owner occupied	—	—	—	—	4,486	4,486
Home equity	55	71	—	126	30,552	30,678
Purchased home equity pools	591	261	—	852	19,416	20,268
Other consumer	—	—	—	—	2,733	2,733
Deferred loan costs	5	1	—	6	906	912
Total	$1,747	$384	$9,390	$11,521	$319,199	$330,720

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Accruing Loans
Commercial	$250	$—	$—	$250	$43,812	$44,062
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	—	—	—	—	153,777	153,777
Construction and development	—	—	—	—	10,424	10,424
Residential real estate:
Owner occupied	172	—	—	172	11,452	11,624
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	496	267	—	763	30,564	31,327
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,479	2,479
Deferred loan costs	3	2	—	5	950	955
Total	$1,148	$764	$—	$1,912	$336,125	$338,037

Nonaccrual Loans (1)
Commercial	$—	$—	$323	$323	$—	$323
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	91	—	9,445	9,536	1,741	11,277
Construction and development	1,345	—	2,470	3,815	3,021	6,836
Residential real estate:
Owner occupied	—	87	356	443	149	592
Non-owner occupied	—	—	—	—	—	—
Home equity	68	74	—	142	362	504
Purchased home equity pools	—	—	—	—	—	—
Other consumer	—	—	—	—	63	63
Deferred loan costs	—	—	—	—	—	—
Total	$1,504	$161	$12,594	$14,259	$5,336	$19,595

Total loans
Commercial	$250	$—	$323	$573	$43,812	$44,385
Commercial real estate:
Owner occupied	34	—	—	34	56,332	56,366
Non-owner occupied	91	—	9,445	9,536	155,518	165,054
Construction and development	1,345	—	2,470	3,815	13,445	17,260
Residential real estate:
Owner occupied	172	87	356	615	11,601	12,216
Non-owner occupied	—	—	—	—	4,377	4,377
Home equity	564	341	—	905	30,926	31,831
Purchased home equity pools	193	495	—	688	21,958	22,646
Other consumer	—	—	—	—	2,542	2,542
Deferred loan costs	3	2	—	5	950	955
Total	$2,652	$925	$12,594	$16,171	$341,461	$357,632

(1)	Nonaccrual loans that are not past due often represent loans with deep collateral depreciation, and significantly deteriorated financial condition with weakened guarantors, where applicable, but have been able to make payments or bring loans current.

The following table lists information on nonaccrual, restructured and certain past due loans:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual-loans	$11,924	$19,595
Nonaccrual-loans held for sale	—	1,375
Restructured loans accruing	10,229	10,706
90 days or more past due and still accruing-loans and loans held for sale	—	—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days on accrual by class of loans:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial	$455	$323
Commercial real estate:
Owner occupied	—	—
Non-owner occupied	7,308	11,277
Construction and development	2,835	6,836
Residential real estate:
Owner occupied	780	592
Non-owner occupied	—	—
Home equity	546	504
Other consumer	—	63
Total	$11,924	$19,595

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans without a specific allowance	$12,472	$13,257
Impaired loans with a specific allowance	13,161	23,026
Total impaired loans	$25,633	$36,283
Specific allowance related to impaired loans	$1,832	$5,528

Payments received on impaired loans that are accruing are recognized in interest income according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are generally not recognized in interest income, but are applied as a reduction to the principal outstanding. The following table presents loans individually evaluated for impairment by class of loans at June 30, 2012, December 31, 2011 and June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Specific Allowance for Loan Losses Allocated	Average Recorded Investment for the Quarter Ended	Average Recorded Investment for the Six Months Ended	Interest Income Recognized for the Quarter Ended	Interest Income Recognized for the Six Months Ended
	(Dollars in thousands)
June 30, 2012
With no related allowance:
Commercial	$590	$455	$—	$362	$242	$—	$—
Commercial real estate:
Owner occupied	—	—	—	—	—	—	—
Non-owner occupied	12,470	8,184	—	6,867	6,471	19	25
Construction and development	7,922	2,820	—	3,220	4,413	—	—
Residential real estate:
Owner occupied	647	610	—	611	519	1	2
Non-owner occupied	—	—	—	—	—	—	—
Home equity	337	337	—	339	347	—	—
Purchased home equity pools	—	—	—	—	—	—	—
Other consumer	66	66	—	70	73	—	—
	$22,032	$12,472	$—	$11,469	$12,065	$20	$27
With an allowance recorded:
Commercial	$12	$12	$12	$174	$228	$—	$—
Commercial real estate:
Owner occupied	5,464	5,464	767	5,533	5,468	31	57
Non-owner occupied	5,220	5,220	812	9,294	11,268	6	24
Construction and development	—	—	—	—	—	—	—
Residential real estate:
Owner occupied	728	724	39	644	568	1	1
Non-owner occupied	—	—	—	—	—	—	—
Home equity	1,307	1,307	105	1,316	1,284	2	6
Purchased home equity pools	428	428	91	429	430	—	—
Other consumer	6	6	6	6	28	—	—
	13,165	13,161	1,832	17,396	19,274	40	88
Total	$35,197	$25,633	$1,832	$28,865	$31,339	$60	$115

The amount of cash basis income recognized on impaired loans totaled $0.02 million and $0.04 million for the quarter and six months ended June 30, 2012, respectively.

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

The amount of cash basis income recognized on impaired loans totaled $0.01 million and $0.05 million for the quarter and six months ended June 30, 2011, respectively.

Allowance for Loan Losses

Changes in the allowance for loan losses were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$16,092	$14,926	$16,128	$14,645
Charge-offs	(4,545)	(2,739)	(7,274)	(4,130)
Recoveries	3,389	1,099	6,009	1,682
Net loan charge-offs	(1,156)	(1,640)	(1,265)	(2,448)
Provision for (reversal of) loan losses	(2,728)	1,679	(2,655)	2,768
Balance at end of period	$12,208	$14,965	$12,208	$14,965
Allowance for loan losses as a percentage of loans	3.69%	3.91%	3.69%	3.91%

A summary of the changes in the allowance for loan losses by portfolio segment for the quarters and six months ended June 30, 2012 and 2011 and December 31, 2011, is as follows.

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
For the quarter ended June 30, 2012
Balance at beginning of period	$1,242	$10,607	$437	$296	$1,018	$2,440	$52	$16,092
Provision for (reversal of) loan losses	(37)	(501)	90	(67)	99	(2,330)	18	(2,728)
Charge-offs	(135)	(3,665)	(140)	—	(230)	(352)	(23)	(4,545)
Recoveries	15	650	—	—	109	2,615	—	3,389
Balance at end of period	$1,085	$7,091	$387	$229	$996	$2,373	$47	$12,208

For the six months ended June 30, 2012
Balance at beginning of period	$1,417	$10,471	$428	$344	$964	$2,425	$79	$16,128
Provision for (reversal of) loan losses	(218)	76	770	(78)	367	(3,634)	62	(2,655)
Charge-offs	(135)	(4,589)	(812)	(37)	(461)	(1,145)	(95)	(7,274)
Recoveries	21	1,133	1	—	126	4,727	1	6,009
Balance at end of period	$1,085	$7,091	$387	$229	$996	$2,373	$47	$12,208

At June 30, 2012
Allowance for loan losses:
Ending balance individually evaluated for impairment	$12	$1,579	$—	$39	$105	$91	$6	$1,832
Ending balance collectively evaluated for impairment	1,073	5,512	387	190	891	2,282	41	10,376

Loans:
Ending balance individually evaluated for impairment	$467	$18,868	$2,820	$1,334	$1,644	$428	$72	$25,633
Ending balance collectively evaluated for impairment	39,347	186,304	9,335	17,654	29,034	19,840	2,661	304,175

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)

For the year ended December 31, 2011
Balance at beginning of year	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision (credit) for loan losses	(1,433)	7,626	1,239	(6)	1,438	(2,521)	38	6,381
Charge-offs	—	(5,390)	(2,027)	(1)	(1,392)	(2,639)	(19)	(11,468)
Recoveries	159	769	343	—	62	5,236	1	6,570
Balance at end of year	$1,417	$10,471	$428	$344	$964	$2,425	$79	$16,128

Allowance for loan losses:
Ending balance individually evaluated for impairment	$126	$5,162	$—	$62	$71	$70	$37	$5,528
Ending balance collectively evaluated for impairment	1,291	5,309	428	282	893	2,355	42	10,600

Loans:
Ending balance individually evaluated for impairment	$336	$26,233	$6,799	$753	$1,581	$432	$149	$36,283
Ending balance collectively evaluated for impairment	44,049	195,187	10,461	15,840	30,250	22,214	2,393	320,394

	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
For the quarter ended June 30, 2011
Balance at beginning of period	$2,176	$8,629	$922	$281	$948	$1,917	$53	$14,926
Provision (credit) for loan losses	30	1,474	182	33	118	(154)	(4)	1,679
Charge-offs	—	(1,787)	—	(1)	(147)	(804)	—	(2,739)
Recoveries	2	60	—	—	24	1,013	—	1,099
Balance at end of period	$2,208	$8,376	$1,104	$313	$943	$1,972	$49	$14,965

For the six months ended June 30, 2011
Balance at beginning of period	$2,691	$7,466	$873	$351	$856	$2,349	$59	$14,645
Provision (credit) for loan losses	(625)	2,717	344	(37)	429	(53)	(7)	2,768
Charge-offs	—	(2,193)	(113)	(1)	(382)	(1,438)	(3)	(4,130)
Recoveries	142	386	—	—	40	1,114	—	1,682
Balance at end of period	$2,208	$8,376	$1,104	$313	$943	$1,972	$49	$14,965

At June 30, 2011
Allowance for loan losses:
Ending balance individually evaluated for impairment	$805	$3,726	$284	$62	$165	$85	$6	$5,133
Ending balance collectively evaluated for impairment	1,403	4,650	820	251	778	1,887	43	9,832

Loans:
Ending balance individually evaluated for impairment	$2,515	$27,659	$10,014	$778	$2,058	$480	$99	$43,603
Ending balance collectively evaluated for impairment	42,528	204,704	14,312	16,066	33,799	24,252	2,182	337,843

Troubled Debt Restructurings

CIB Marine has allocated $0.9 million of specific reserves to customers whose loan terms have been modified as troubled debt restructuring (“TDR”) at June 30, 2012 and December 31, 2011. CIB Marine has no additional lending commitments at June 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as TDR.

A TDR on nonaccrual status is classified as a nonaccrual loan until evaluation supports a reasonable assurance of repayment and of performance according to the modified terms of the loan. TDRs on nonaccrual status generally remain on nonaccrual status until the borrower’s financial condition supports the debt service requirements and at least a six-month payment history.

At June 30, 2012, there were $12.4 million of TDR loans, of which $2.2 million were classified as nonaccrual and $10.2 million were classified as restructured loans and accruing. At December 31, 2011, there were $14.5 million TDR loans, of which $3.8 million were classified as nonaccrual and $10.7 million were classified as restructured loans and accruing.

The following tables show the modifications for TDRs made during the second quarter and first six months of 2012 and 2011, and TDRs for which there were payment defaults during the periods on modifications made during the prior twelve months.

19

	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Quarters ended June 30,
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	—	$—	$—	—	$—	$—
Residential real estate:
Owner occupied	3	292	292	—	—	—
Home equity	1	82	82	3	120	120
	4	$374	$374	3	$120	$120

Six Months ended June 30,
Troubled Debt Restructurings
Commercial real estate:
Non-owner occupied	1	$228	$228	—	$—	$—
Residential real estate:
Owner occupied	6	528	528	—	—	—
Home equity	1	82	82	4	164	164
	8	$838	$838	4	$164	$164

	Quarters Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings with payment defaults
Commercial real estate:
Owner occupied	—	—	2	$1,025	—	—	1	$915
Non-owner occupied	1	608	—	—	1	608	—	—
Construction and development	1	200	—	—	1	200	—	—
Residential real estate:
Owner occupied	1	67	—	—	1	67	—	—
	3	$875	2	$1,025	3	$875	1	$915

Net charge-offs related to troubled debt restructurings totalled $0.2 million and $1.4 million for the quarters ended, and $0.4 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the breakdown of loans by class and risk category is as follows:

	Pass	Special Mention	Substandard- Accrual	Substandard- Nonaccrual	Doubtful	Total Loans
	(Dollars in thousands)
June 30, 2012
Commercial	$35,731	$3,051	$577	$455	$—	$39,814
Commercial real estate:
Owner occupied	49,398	3,873	5,494	—	—	58,765
Non-owner occupied	124,970	7,886	6,243	7,308	—	146,407
Construction and development	8,719	346	255	2,835	—	12,155
Residential real estate:
Owner occupied	12,833	289	600	405	375	14,502
Non-owner occupied	4,455	31	—	—	—	4,486
Home equity	28,989	307	836	546	—	30,678
Purchased home equity pools	13,868	—	6,400	—	—	20,268
Other consumer	2,715	12	6	—	—	2,733
	$281,678	$15,795	$20,411	$11,549	$375	329,808
Deferred loan costs						912
Total						$330,720

December 31, 2011
Commercial	$35,847	$7,367	$848	$323	$—	$44,385
Commercial real estate:
Owner occupied	49,696	959	5,711	—	—	56,366
Non-owner occupied	128,156	15,733	9,888	11,277	—	165,054
Construction and development	8,981	1,184	259	6,836	—	17,260
Residential real estate:
Owner occupied	10,368	762	494	236	356	12,216
Non-owner occupied	4,345	32	—	—	—	4,377
Home equity	29,884	359	1,084	504	—	31,831
Purchased home equity pools	14,997	—	7,649	—	—	22,646
Other consumer	2,220	251	8	63	—	2,542
	$284,494	$26,647	$25,941	$19,239	$356	356,677
Deferred loan costs						955
Total						$357,632

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $1.0 million at both June 30, 2012 and December 31, 2011.

Note 4-Other Real Estate Owned

A summary of other real estate owned (“OREO”) is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$8,031	$4,529	$7,088	$5,314
Transfer of loans at net realizable value to OREO	484	3,718	1,773	3,881
Sale proceeds	(121)	(347)	(142)	(609)
Gain from sale of OREO	61	—	70	39
Write down and losses on sales of OREO	(414)	(128)	(748)	(853)
Balance at end of period	$8,041	$7,772	$8,041	$7,772

Net expenses from operations of OREO, gains/losses on disposals and write downs of properties were $0.4 million and $0.1 million for the quarters ended, and $0.7 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Note 5-Federal Home Loan Bank Chicago

As a member of the FHLBC, CIBM Bank is required to maintain minimum amounts of FHLBC stock as required by that institution. At December 31, 2011, CIB Marine owned $11.6 million carrying value in FHLBC stock and the stock was carried at par of which $1.3 million were required stock holdings with the FHLBC based on the asset size of CIBM Bank. On February 15, 2012, the FHLBC repurchased $5.3 million of stock at par value and on May 15, 2012, the FHLBC repurchased $1.6 million. After the repurchases and at June 30, 2012, CIB Marine had $4.7 million remaining carrying value in FHLBC stock of which $1.1 million were required stock holdings with the FHLBC.

Note 6-Short-term Borrowings

The following is a summary of short-term borrowings:

	June 30, 2012		December 31, 2011
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Securities sold under repurchase agreements	$8,420	0.21%	$9,784	0.21%

Securities sold under repurchase agreements were primarily to commercial customers of CIBM Bank under overnight repurchase sweep arrangements.

The Written Agreement (defined below), among other things, requires CIB Marine to obtain Federal Reserve Bank of Chicago (“Federal Reserve Bank”) approval before incurring additional borrowings. This is not required for CIBM Bank.

Note 7- Federal Home Loan Bank Advances

Long-term borrowings of $5.0 million with a maturity date of August 14, 2012 as of both June 30, 2012 and December 31, 2011 consisted of borrowings from the FHLBC having an original maturity of greater than one year. All of the borrowings are fixed-rate borrowings collateralized by municipal securities and loans. CIB Marine is required to maintain qualifying collateral as security for both short-term and long-term FHLBC borrowings. CIBM Bank had assets pledged at the FHLBC sufficient to support total borrowings of $40.2 million and $8.5 million at June 30, 2012 and December 31, 2011, respectively. These pledged assets consisted of securities with a fair value of $2.8 million and $9.4 million at June 30, 2012 and December 31, 2011, respectively, and loans of $42.8 million at June 30, 2012. During 2012, CIBM Bank received an upgrade from the FHLBC allowing the use of a blanket lien for qualifying loan assets which increased CIBM Bank’s availability of borrowing credit with the agency. As a result, additional potential borrowings available at the FHLBC at June 30, 2012 and December 31, 2011 were $35.2 million and $3.5 million, respectively.

Note 8-Stockholders’ Equity

Regulatory Capital

At both June 30, 2012 and December 31, 2011, CIB Marine was subject to a written agreement entered into with the Federal Reserve Bank in the second quarter of 2004 (the “Written Agreement”). The Written Agreement requires CIB Marine, among other things, to obtain Federal Reserve Bank approval before incurring additional borrowings or debt and also requires CIB Marine to maintain a sufficient capital position for the consolidated organization, including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. CIB Marine is prohibited from paying any dividends without Federal Reserve Bank consent pursuant to the Written Agreement.

At both June 30, 2012 and December 31, 2011, CIB Marine’s wholly-owned subsidiary bank, CIBM Bank, was under a Consent Order (“Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Illinois Department of Financial and Professional Regulation, Division of Banking (“IDFPR”). The Consent Order requires CIBM Bank, among other things, to take certain corrective actions focused on reducing exposure to nonaccrual loans, restrict lending to credits with existing nonaccrual loans, restricting the payment of dividends without regulatory approval, maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%, develop a management plan and implement its recommendations, institute for board compliance and monitoring of the provisions of the Consent Order, and develop and maintain a plan for reducing and managing credit concentrations. Also, CIBM Bank is restricted from issuing or renewing brokered deposits unless it obtains permission from the FDIC to do so.

At June 30, 2012 and December 31, 2011, CIB Marine’s capital ratios were above the minimum levels required by the Written Agreement. At June 30, 2012 and December 31, 2011, CIBM Bank was in compliance with the minimum capital requirements as set forth in the Consent Order and believes it is in substantial compliance with the other requirements set forth in the Consent Order. CIBM Bank was classified as “adequately capitalized” as of June 30, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions		Minimum Required Pursuant to the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012
Total capital to risk-weighted assets
CIB Marine Bancshares, Inc.	$73,910	18.55%	$31,882	8.00%
CIBM Bank	62,232	15.71	31,682	8.00	$39,602	10.00%	$47,522	12.00%

Tier 1 capital to risk-weighted assets
CIB Marine Bancshares, Inc.	$68,839	17.27%	$15,941	4.00%
CIBM Bank	57,193	14.44	15,841	4.00	$23,761	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$68,839	13.80%	$19,956	4.00%
CIBM Bank	57,193	11.52	19,860	4.00	$24,825	5.00%	$49,651	10.00%

December 31, 2011
Total capital to risk-weighted assets
CIB Marine Bancshares, Inc.	$73,566	16.93%	$34,772	8.00%
CIBM Bank	61,489	14.26	34,489	8.00	$43,111	10.00%	$51,733	12.00%

Tier 1 capital to risk-weighted assets
CIB Marine Bancshares, Inc.	$67,999	15.64%	$17,386	4.00%
CIBM Bank	55,969	12.98	17,244	4.00	$25,867	6.00%

Tier 1 leverage to average assets
CIB Marine Bancshares, Inc.	$67,999	13.15%	$20,685	4.00%
CIBM Bank	55,969	10.93	20,473	4.00	$25,592	5.00%	$51,184	10.00%

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

Note 9-Income (Loss) per Share

The following provides a reconciliation of basic and diluted loss per share:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Income (loss) from continuing operations	$941	$(1,870)	$830	$(3,215)
Income from discontinued operations	—	379	—	379
Net income (loss)	941	(1,491)	830	(2,836)
Preferred stock dividends	—	—	—	—
Net income (loss) attributable to common stockholders	$941	$(1,491)	$830	$(2,836)
Weighted average shares outstanding:
Total weighted average common shares outstanding	18,135,344	18,135,344	18,135,344	18,135,344
Shares owned by CIBM Bank	(7,452)	(7,452)	(7,452)	(7,452)
Weighted average common shares outstanding	18,127,892	18,127,892	18,127,892	18,127,892
Effect of dilutive stock options outstanding	—	—	—	—
Basic	18,127,892	18,127,892	18,127,892	18,127,892
Assumed conversion of Series B preferred to common	17,504,000	—	17,504,000	—
Diluted	35,631,892	18,127,892	35,631,892	18,127,892

Income (loss) per share :
Basic loss from continuing operations	$0.05	$(0.10)	$0.04	$(0.18)
Discontinued operations	—	0.02	—	0.02
Basic net income (loss)	0.05	(0.08)	0.04	(0.16)

Diluted loss from continuing operations	0.03	(0.10)	0.02	(0.18)
Discontinued operations	—	0.02	—	0.02
Diluted net income (loss)	$0.03	$(0.08)	$0.02	$(0.16)

Options to purchase 398,000 and 451,068 shares of common stock for the quarters and 399,978 and 451,388 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculation of diluted loss per share because the exercise price of the outstanding stock options was greater than the average market price of the common shares (anti-dilutive options).

At June 30, 2012 and December 31, 2011, the assumed conversion of Series B Preferred represents a potential common stock issuance of 17.5 million shares. The effect of the potential issuance of common stock associated with the Series B Preferred was deemed to be anti-dilutive and, therefore, was excluded from the calculation of diluted loss per share for the quarter and six-month periods ended June 30, 2011.

Note 10-Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities

The following table summarizes the contractual or notional amount of off-balance sheet financial instruments with credit risk.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to extend credit:
Fixed	$1,673	$1,724
Variable	32,450	30,110
Standby letters of credit	2,292	2,385

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee except for overdraft lines of credit, which a fixed maturity date is not established. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. CIB Marine evaluates each customer’s creditworthiness and determines the amount of the collateral necessary based on management’s credit evaluation of the counterparty. Collateral held varies, but may include marketable securities, accounts receivable, inventories, property and equipment, and real estate. The interest rates range between 2.24% and 18.00% with a weighted average of 4.30%. The maturity dates range between July 2012 and open dated, the latter is related to overdraft protection accounts. Loan commitments to commercial customers totaled $24.4 million, with the maturity dates ranging between July 2012 and August 2022 and a weighted average term of seven months.

Lending-Related and Other Commitments

Standby letters of credit are conditional commitments that CIB Marine issues to guarantee the performance of a customer to a third-party. The maximum potential future payments guaranteed by CIB Marine under standby letter of credit arrangements was $2.3 million at June 30, 2012 and December 31, 2011, with a weighted average term of approximately 15 months and 11 months at June 30, 2012 and December 31, 2011, respectively.

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

Note 11-Fair Value

The following tables present information about CIB Marine’s assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques used to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that CIB Marine has the ability to access. Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value for Measurements Made on a Recurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2012
Assets
U.S. government agencies (SBA loan-backed)	$5,777	$—	$5,777	$—
States and political subdivisions	28,117	—	28,117	—
Trust preferred securities collateralized debt obligations	3,761	—	—	3,761
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	35,019	—	35,019	—
Residential mortgage-backed securities (non-agencies) (1)	5,946	—	5,946	—
Total securities available for sale	78,770	—	75,009	3,761
Trading securities (2)	11,242	—	—	11,242
Total securities	$90,012	$—	$75,009	$15,003

December 31, 2011
Assets
U.S. government agencies	$7,071	$—	$7,071	$—
States and political subdivisions	29,944	—	29,944	—
Trust preferred securities collateralized debt obligations	3,234	—	—	3,234
Other debt obligations	150	—	150	—
Residential mortgage-backed securities (agencies)	26,510	—	26,510	—
Residential mortgage-backed securities (non-agencies)	22,100	—	22,100	—
Total securities	$89,009	$—	$85,775	$3,234

(1)	Securities of $11.2 million were transferred to trading securities at June 30, 2012.
(2)	Non-agency MBS below investment grade were transferred from Level 2 to Level 3 in the second quarter of 2012. Fair value estimates for the securities transferred into Level 3 is now based on market approach with significant unobservable inputs and significant adjustments.

Selected additional information regarding the model inputs and assumptions used to value certain Level 3 Inputs include the following at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
	(Dollars in Thousands)
TPCDOs	$3,761	Discounted cash flow	Constant prepayment rate	1.0%-1.0% (1.0)%
			Probability of default, cumulative	7.9%-8.4% (8.2)%
			Loss severity	85%-85% (85)%
Trading securities	11,242	Market Approach	Securities prices	$60-$100 ($82)
Loans held for sale	385	Market approach	Loan prices	13%-50% (19)%

The following table present information about CIB Marine’s assets and liabilities measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011.

	Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) for the Quarter Ended June 30, 2012	Total Gains (Losses) for the Six Months Ended June 30, 2012
	(Dollars in thousands)
June 30, 2012
Loans held for sale:
Commercial real estate	$155	$—	$—	$155	$—	$—
Construction and development	230	—	—	230	—	2
Impaired loans (1)
Commercial	433	—	433	—	(7)	33
Commercial real estate	5,916	—	5,916	—	463	(334)
Construction and development	1,520	—	1,520	—	(90)	(758)
Residential real estate	289	—	289	—	6	(27)
Home equity	443	—	443	—	—	(17)
Purchased home equity pools	—	—	—	—	—	—
Other consumer	67	—	67	—	—	(63)
Total impaired loans	8,668	—	8,668	—	372	(1,166)
Other real estate owned:
Commercial	—	—	—	—	59	65
Commercial real estate	52	—	52	—	—	—
Construction and development	6,712	—	6,712	—	(414)	(701)
Residential real estate	1,277	—	1,277	—	3	(42)
Total	$17,094	$—	$16,709	$385	$20	$(1,842)

		Fair Value for Measurements Made on a Nonrecurring Basis
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) Year-to-Date
	(Dollars in thousands)
December 31, 2011
Assets
Loans held for sale:
Commercial real estate	$166	$—	$—	$166	$818
Construction and development	1,954	—	—	1,954	(139)
Impaired loans (1)
Commercial	—	—	—	—	848
Commercial real estate	6,126	—	6,126	—	(2,406)
Construction and development	4,752	—	4,752	—	(474)
Residential real estate	43	—	43	—	18
Home equity	259	—	259	—	(71)
Purchased home equity pools	—	—	—	—	—
Other consumer	111	—	111	—	(31)
Total impaired loans	11,291	—	11,291	—	(2,116)
Other real estate owned:
Commercial	41	—	41	—	(47)
Commercial real estate	5,688	—	5,688	—	(1,594)
Construction and development	1,359	—	1,359	—	—
Residential real estate	—	—	—	—	(69)
Total	$20,499	$—	$18,379	$2,120	$(3,147)

(1)	Impaired loans gains (losses) include only those attributable to the loans represented in the fair value measurements for June 30, 2012 and December 31, 2011. Total impaired loans at June 30, 2012 and December 31, 2011 were $25.6 million and $36.3 million, respectively.

The following table presents a roll forward of fair values measured on a recurring and nonrecurring basis using significant unobservable inputs (Level 3) for the periods presented.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Loans held for Sale
Balance at beginning of period	$678	$6,320	$2,120	$6,628
Write down	—	(38)	—	(38)
Gain on sale	—	—	2	—
Settlements	(293)	(61)	(1,737)	(369)
Balance at end of period	$385	$6,221	$385	$6,221

Other Equity Investments
Balance at beginning of period	$—	$65	$—	$65
Write down	—	(65)	—	(65)
Gain on sale	—	—	—	—
Settlements	—	—	—	—
Balance at end of period	$—	$—	$—	$—

Trading Securities
Balance at beginning of period	$—	$—	$—	$—
Transfer from available for sale securities	11,242	—	11,242	—
Balance at end of period	$11,242	$—	$11,242	$—

Available for Sale Securities
Balance at beginning of period	$3,520	$3,406	$3,234	$2,985
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in other comprehensive income	244	109	532	537
Settlements	(3)	(7)	(5)	(14)
Balance at end of period	$3,761	$3,508	$3,761	$3,508

Gains and losses (realized and unrealized) for assets and liabilities reported at fair value on a recurring basis included in earnings for the quarters and six months ended June 30, 2012 and 2011 (above) are reported in other revenues as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands
Other Revenues
Total gains or losses in earnings (or changes in net assets) for the period	$—	$—	$—	$—
Change in unrealized gains or losses relating to assets still held at reporting date	244	109	532	537

The following section describes the valuation methodologies used to measure financial instruments at fair value, including the classification of related pricing inputs.

Trading Securities. The fair values of trading securities are Level 3 inputs and were all non-investment grade Non-agency MBS with fair values measured using the market approach, with significant unobservable and adjusted inputs. The credit and liquidity premium spreads used in the discount rates and the credit factors used in deriving cash flows represent significant unobservable inputs.

Securities Available for Sale. Where quoted market prices are available from active markets with high volumes of frequent trades for identical securities, the security is presented as a Level 1 input security. These would include predominantly U.S. Treasury Bills, Notes and Bonds. Securities classified under Level 2 inputs include those where quoted market prices are available from an active market of similar but not identical securities, where pricing models use the U.S. Treasury or LIBOR swap yield curves, where market quoted volatilities are used, and where correlated or market corroborated inputs are used such as prepayment speeds, expected default and loss severity rates. Securities with predominantly Level 2 inputs and using a market approach to valuation include U.S. government agency and government sponsored enterprise issued securities and mortgage-backed securities, certain corporate or foreign sovereign debt securities, non-agency mortgage-backed securities, other asset-backed securities, equity securities with quoted market prices but low or infrequent trades and debt obligations of states and political subdivisions. Where Level 1 or Level 2 inputs are either not available, or are significantly adjusted, the securities are classified under Level 3 inputs. The available for sale securities using Level 3 inputs were TPCDOs with fair values measured using predominantly the income valuation approach (present value technique), where expected future cash flows less expected losses were discounted using a discount rate consisting of benchmark interest rates plus credit, liquidity and option premium spreads from similar and comparable, but not identical, types of debt instruments and from models.

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

The table below summarizes fair value of financial assets and liabilities at June 30, 2012 and December 31, 2011.

		Fair Value Measurement
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
At June 30, 2012
Financial assets:
Cash and cash equivalents	$65,836	$65,836	$—	$—	$65,836
Loans held for sale	385	—	—	385	385
Securities available for sale	78,770	—	75,009	3,761	78,770
Trading securities	11,242	—	—	11,242	11,242
Loans, net	318,512	—	8,668	298,737	307,405
Accrued interest receivable	1,434	—	483	951	1,434
Financial liabilities:
Deposits	412,411	242,480	173,123	—	415,603
Short-term borrowings	8,420	—	8,420	—	8,420
Federal Home Loan Bank advances	5,000	—	5,026	—	5,026
Accrued interest payable	311	—	311	—	311

	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
At December 31, 2011
Financial assets:
Cash and cash equivalents	$44,828	$44,828
Loans held for sale	2,120	2,120
Securities available for sale	89,009	89,009
Loans, net	341,504	325,945
Accrued interest receivable	1,648	1,648
Financial liabilities:
Deposits	422,586	425,559
Short-term borrowings	9,784	9,784
Federal Home Loan Bank advances	5,000	5,130
Accrued interest payable	376	376

	At June 30, 2012			At December 31, 2011
	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value	Contractual or Notional Amount	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Off-balance sheet items:
Commitments to extend credit
Fixed	$1,673	$—	$—	$1,724	$—	$—
Variable	32,450	—	—	30,110	—	—
Standby letters of credit	2,292	(3)	(3)	2,385	(6)	(6)

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

Cash and Cash Equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximates their fair value and are classified as Level 1 for due from accounts held at the Federal Reserve Bank or investment grade correspondent banks and Level 2 for Federal Funds sold and repurchase agreements.

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

The fair value of loans held for sale is described in the preceding table.

Federal Home Loan Bank. There is no market for FHLBC stock and it may only be sold back to the FHLBC or another member institution at par with the FHLBC and the Federal Housing Finance Agency’s (“FHFA”) approval. As a result, its cost and par amounts represent its carrying amount. The carrying amount of FHLBC stock was $4.7 million and $11.6 million at June 30, 2012 and December 31, 2011, respectively.

Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates its fair value resulting in a Level 2 or 3 classification consistent with the respective asset.

Deposit Liabilities. The carrying value of deposits with no stated maturity approximates their fair value, as they are payable on demand, resulting in a Level 1 classification. The fair value of fixed time deposits was estimated using the income approach by discounting expected future cash flows. The discount rates used in these analyses are based on market rates of interest for time deposits of similar remaining maturities, resulting in a Level 2 classification.

Short-term Borrowings. The carrying value of short-term borrowings payable within three months or less approximates their fair value, resulting in a Level 2 classification. The estimated fair value of borrowed funds with a maturity greater than three months is based on quoted market prices, when available. Borrowed funds with a maturity greater than three months for which quoted prices were not available were valued using the income approach to valuation by discounting expected future cash flows by a current market rate for similar types of debt, resulting in a Level 2 classification. For purposes of this disclosure, short-term borrowings are those borrowings with stated final maturities of less than or equal to one year, including securities sold under agreements to repurchase, U.S. Treasury tax and loan notes, lines of credit, commercial paper and other similar borrowings.

Federal Home Loan Bank Advances. The fair market value of long-term borrowings payable was estimated using the income approach by discounting the expected future cash flows using current interest rates for instruments with similar terms, resulting in a Level 2 classification.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis that presents CIB Marine’s consolidated financial condition as of June 30, 2012, and its changes in financial condition and results of operations for the quarters and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes contained in Part I, Item 1 of this Form 10-Q, as well as CIB Marine’s 2011 Form 10-K.

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

Results of Operations

Results of Operations- Summary

Earnings from continuing operations for the second quarter and the first six months of 2012 were $0.9 million and $0.8 million, respectively, an improvement of $2.8 million compared to the net loss of $1.9 million for the second quarter of 2011 and $4.0 million compared to the net loss of $3.2 million for the first six months of 2011. The improvement in earnings was primarily due to a reduction in the provision for loan losses resulting from recoveries on loans previously charged-off and lower noninterest expense. The second quarter 2012 provision for loan losses was a credit of $2.7 million, an improvement of $4.4 million over the $1.7 million of expense during the same period of 2011; and the reversal of provisions for the first six months of 2012 was $2.7 million, an improvement of $5.5 million over the $2.8 million in expense during the same period of 2011. Noninterest expense was lower by $0.6 million during for the first six months of 2012 compared to the same period of 2011 due primarily to reductions in write down on assets, lower FDIC insurance, occupancy and premises, equipment and professional services. The positive effects to earnings were offset by reduced noninterest income primarily attributable to the transfer of the non-investment grade Non-agency MBS from available for sale to trading securities, resulting in a charge to earnings of $1.3 million.

The following table sets forth selected unaudited consolidated financial data. The selected unaudited consolidated financial data should be read in conjunction with the Unaudited Consolidated Financial Statements, including the related notes contained in Part I, Item 1 of this Form 10-Q.

Selected Unaudited Consolidated Financial Data

	Quarters Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share data)
Selected Statements of Operations Data
Interest and dividend income	$5,470	$6,504	$11,239	$13,295
Interest expense	856	1,554	1,779	3,193
Net interest income	4,614	4,950	9,460	10,102
Provision for (reversal of) loan losses	(2,728)	1,679	(2,655)	2,768
Net interest income after provision for (reversal of) loan losses	7,342	3,271	12,115	7,334
Noninterest income (loss)	(973)	205	(868)	414
Noninterest expense	5,378	5,346	10,367	10,963
Income (loss) from continuing operations before income taxes	991	(1,870)	880	(3,215)
Income tax expense	50	—	50	—
Net income (loss) from continuing operations	941	(1,870)	830	(3,215)
Net income from discontinued operations	—	379	—	379
Net income (loss)	$941	$(1,491)	$830	$(2,836)
Common Share Data
Basic:
Income (loss) from continuing operations	$0.05	$(0.10)	$0.04	$(0.18)
Income from discontinued operations	—	0.02	—	0.02
Net income (loss)	0.05	(0.08)	0.04	(0.16)
Diluted:
Income (loss) from continuing operations	$0.03	$(0.10)	$0.02	$(0.18)
Income from discontinued operations	—	0.02	—	0.02
Net income (loss)	0.03	(0.08)	0.02	(0.16)
Dividends	—	—	—	—
Book value per share	$0.39	$0.40	$0.39	$0.40
Weighted average shares outstanding-basic	18,127,892	18,127,892	18,127,892	18,127,892
Weighted average shares outstanding-diluted	35,631,892	18,127,892	35,631,892	18,127,892
Total assets excluding assets of company held for disposal	$494,829	$556,534	$494,829	$556,534
Loans	330,720	382,407	330,720	382,407
Allowance for loan losses	(12,208)	(14,965)	(12,208)	(14,965)
Investment securities	90,012	102,710	90,012	102,710
Deposits	412,411	468,924	412,411	468,924
Borrowings	13,420	17,921	13,420	17,921
Stockholders’ equity	67,081	67,194	67,081	67,194
Financial Ratios and Other Data
Performance ratios:
Net interest margin (1)	3.77%	3.51%	3.85%	3.57%
Net interest spread (2)	3.55	3.22	3.63	3.27
Noninterest income to average assets (3)	0.26	0.16	0.22	0.17
Noninterest expense to average assets	4.36	3.76	4.19	3.83
Efficiency ratio (4)	108.98	103.24	103.53	103.51
Income (loss) on average assets (5)	0.76	(1.31)	0.34	(1.12)
Income (loss) on average equity (6)	5.72	(10.97)	2.56	(9.45)
Asset quality ratios:
Nonaccrual loans to total loans (7)	3.61%	9.11%	3.61%	9.11%
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (7)	6.70%	10.07%	6.70%	10.07%
Nonperforming assets, restructured loans and loans 90 days or more past due and still accruing to total assets (7)	6.10	8.31	6.10	8.31
Allowance for loan losses to total loans	3.69	3.91	3.69	3.91
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (7)	55.11	38.87	55.11	38.87
Net charge-offs annualized to average loans	1.36	1.68	0.73	1.24
Capital ratios:
Total equity to total continuing assets	13.56%	12.07%	13.56%	12.07%
Total risk-based capital ratio	18.55	16.15	18.55	16.15
Tier 1 risk-based capital ratio	17.27	14.88	17.27	14.88
Leverage capital ratio	13.80	12.29	13.80	12.29
Other data:
Number of employees (full-time equivalent)	140	140	140	140
Number of banking facilities	13	14	13	14

(1)	Net interest margin is the ratio of net interest income to average interest-earning assets.
(2)	Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(3)	Noninterest income (loss) to average assets excludes gains and losses on securities.
(4)	The efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income (loss), excluding gains and losses on securities. A lower ratio indicates greater efficiency.
(5)	Income (loss) on average assets is net income (loss) from continuing operations divided by average total assets.
(6)	Income (loss) on average equity is net income (loss) from continuing operations divided by average common equity.
(7)	Excludes loans held for sale from nonaccrual loans, nonperforming assets and 90 days or more past due and still accruing loans.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$90,007	$881	3.92%	$106,274	$1,277	4.81%
Tax-exempt	65	1	6.15	152	2	5.26
Total securities available for sale	90,072	882	3.92	106,426	1,279	4.81
Loans held for sale (1)	669	35	21.04	6,283	102	6.51
Loans (1)(2):
Commercial	47,489	557	4.72	47,967	583	4.88
Commercial real estate	224,162	2,799	5.02	266,194	3,088	4.65
Consumer	70,604	1,154	6.57	77,814	1,418	7.31
Total loans	342,255	4,510	5.30	391,975	5,089	5.21
Federal funds sold, reverse repos and interest-earning due from banks	53,117	36	0.27	48,230	31	0.26
Federal Home Loan Bank stock	5,479	7	0.51	11,555	3	0.10
Total interest-earning assets	491,592	5,470	4.47	564,469	6,504	4.62
Noninterest-earning assets
Cash and due from banks	6,145			6,595
Premises and equipment	4,509			4,875
Allowance for loan losses	(16,557)			(14,886)
Accrued interest receivable and other assets	10,356			9,439
Total noninterest-earning assets	4,453			6,023
Total assets	$496,045			$570,492

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$29,663	$15	0.20%	$31,122	$21	0.27%
Money market	141,997	139	0.39	147,612	275	0.75
Other savings deposits	16,213	11	0.27	12,500	11	0.35
Time deposits	172,203	634	1.48	236,471	1,141	1.94
Total interest-bearing deposits	360,076	799	0.89	427,705	1,448	1.36
Borrowings-short-term	7,251	3	0.17	7,042	3	0.17
Borrowings-long-term	5,000	54	4.34	10,000	103	4.13
Total borrowed funds	12,251	57	1.87	17,042	106	2.49
Total interest-bearing liabilities	372,327	856	0.92	444,747	1,554	1.40
Noninterest-bearing demand deposits	55,769			54,226
Accrued interest and other liabilities	1,752			3,157
Stockholders’ equity	66,197			68,362
Total liabilities and stockholders’ equity	$496,045			$570,492
Net interest income and net interest spread (1)(3)		$4,614	3.55%		$4,950	3.22%
Net interest-earning assets	$119,265			$119,722
Net interest margin (1)(4)			3.77%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.32			1.27

	Six Month Ended June 30,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(Dollars in thousands)
Assets
Interest-earning assets
Securities available for sale:
Taxable (1)	$88,647	$1,887	4.26%	$112,506	$2,718	4.83%
Tax-exempt	67	2	5.97	152	4	5.26
Total securities available for sale	88,714	1,889	4.26	112,658	2,722	4.83
Loans held for sale (1)	913	69	15.20	6,333	204	6.50
Loans (1)(2):
Commercial	48,172	1,146	4.78	49,822	1,186	4.80
Commercial real estate	229,228	5,685	4.99	270,345	6,388	4.76
Consumer	70,635	2,383	6.78	78,918	2,740	7.00
Total loans	348,035	9,214	5.32	399,085	10,314	5.21
Federal funds sold, reverse repos and interest-earning due from banks	48,403	58	0.24	40,405	46	0.23
Federal Home Loan Bank stock	7,180	9	0.25	11,555	9	0.16
Total interest-earning assets	493,245	11,239	4.58	570,036	13,295	4.70
Noninterest-earning assets
Cash and due from banks	6,468			7,277
Premises and equipment	4,540			4,945
Allowance for loan losses	(16,506)			(14,777)
Accrued interest receivable and other assets	9,827			9,708
Total noninterest-earning assets	4,329			7,153
Total assets	$497,574			$577,189

Liabilities and Stockholders’ Equity
Interest-bearing liabilities
Deposits:
Interest-bearing demand deposits	$30,321	$31	0.21%	$31,973	$42	0.26%
Money market	142,006	299	0.42	146,640	573	0.79
Other savings deposits	16,042	23	0.29	11,342	17	0.30
Time deposits	174,673	1,313	1.51	243,992	2,350	1.94
Total interest-bearing deposits	363,042	1,666	0.92	433,947	2,982	1.39
Borrowings-short-term	7,248	6	0.17	6,913	6	0.18
Borrowings-long-term	5,000	107	4.30	10,000	205	4.13
Total borrowed funds	12,248	113	1.86	16,913	211	2.52
Total interest-bearing liabilities	375,290	1,779	0.95	450,860	3,193	1.43
Noninterest-bearing demand deposits	55,088			54,257
Accrued interest and other liabilities	1,957			3,463
Stockholders’ equity	65,239			68,609
Total liabilities and stockholders’ equity	$497,574			$577,189
Net interest income and net interest spread (1)(3)		$9,460	3.63%		$10,102	3.27%
Net interest-earning assets	$117,955			$119,176
Net interest margin (1)(4)			3.85%			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.31			1.26

(1)	Balance totals include respective nonaccrual assets.
(2)	Interest earned on loans includes a nominal amount of amortized loan costs for both the quarters and six months ended June 30, 2012 and 2011.
(3)	Net interest spread is the yield on average interest-earning assets less the rate on interest-bearing liabilities.
(4)	Net interest margin is the ratio of net interest income to average interest-earning assets.

Net interest income decreased $0.3 million, or 6.8%, from $4.9 million in the second quarter of 2011 to $4.6 million in the second quarter of 2012. The decrease was mainly attributable to a reduction in volumes of earning assets partially offset by reduced average costs of deposits.

Net interest income decreased $0.6 million, or 6.4%, from $10.1 million year-to-date through the second quarter of 2011 to $9.5 million year-to-date through the second quarter of 2012. The decrease was mainly attributable to a reduction in volumes of earning assets partially offset by reduced average costs of deposits.

Total interest income decreased $1.0 million, or 15.9%, from $6.5 million in the second quarter of 2011 to $5.5 million in the second quarter of 2012. The decrease was due to a $0.4 million, or 31%, decrease in interest income on securities and a $0.6 million, or 11.4%, decrease in interest income on loans during the second quarter of 2012 compared to the same period in 2011. The decrease in interest income on the securities resulted primarily from a $16.3 million strategic reduction in average balances and a decline in yields by 89 basis points due to purchases made in the current low interest environment. The decrease in interest income on loans resulted primarily from a $49.7 million reduction in average loan balances, partially offset by a 9 basis point improvement in loan yields due in part to declining nonaccrual loan balances.

Total interest income decreased $2.1 million, or 15.5%, from $13.3 million year-to-date through the second quarter of 2011 to $11.2 million year-to-date through the second quarter of 2012. The decrease was due to a $0.8 million, or 30.6%, decrease in interest income on securities and a $1.1 million, or 10.7%, decrease in interest income on loans the year-to-date through the second quarter of 2012 compared to the same period in 2011. The decrease in interest income on the securities resulted primarily from a $23.9 million, or 21.3% reduction in average balances and a 57 basis point decline in yields due to purchases made in the current low rate environment. The decrease in interest income on loans resulted primarily from a $51.1 million, or 12.8% reduction in average loan balances, partially offset by a 11 basis point improvement in loan yields due in part to declining nonaccrual loan balances and one-time recoveries of interest on previously charged-off purchased home equity loans of $0.2 million during the first two quarters of 2012 compared to $0.1 million during the same period of 2011.

Total interest expense decreased $0.7 million, or 44.9%, from $1.6 million in the second quarter of 2011 to $0.9 million in the second quarter of 2012. The decrease was primarily due to a $0.5 million, or 44.4%, reduction in interest expense on time deposits. This decrease was due to a 46 basis point decline in average interest costs paid on time deposits and a $64.3 million strategic reduction in average balances for time deposits. CIB Marine reduced time deposits and corresponding securities to reduce total assets as part of its capital management plan in a manner consistent with its liquidity and interest rate risk management strategies. In addition, this planned reduction was due in part to the limited earning opportunities from the difference in rates paid on the time deposits versus the available interest rate paid on government securities of comparable term, as well as the continued limited lending opportunities in the local geographies.

Total interest expense decreased $1.4 million, or 44.3%, from $3.2 million for the first six months of 2011 to $1.8 million for the first six months of 2012. The decrease was primarily due to a $1.0 million, or 44.1%, reduction in interest expense on time deposits. This decrease was due to a 43 basis point decline in average interest costs paid on time deposits and a strategic reduction in average balances for time deposits of $69.3 million, or 28.4%.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 26 basis points from 3.51% during the second quarter of 2011 to 3.77% during the second quarter of 2012 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities increased 33 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits. Average yields of interest-earning assets decreased 15 basis points and average cost of interest-bearing liabilities decreased 48 basis points for the second quarter of 2012 compared to the same period in 2011.

CIB Marine’s net interest margin, which is the ratio of net interest income to average interest-earning assets, increased by 28 basis points from 3.57% year to date through the second quarter of 2011 to 3.85% year-to-date through the second quarter of 2012 and its net interest spread, which is the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities increased 36 basis points during the same period. The net interest margin increase was primarily due to the improved cost and composition of interest-bearing liabilities, with an increased percent comprising lower cost non-time deposits. Average yields of interest-earning assets decreased 12 basis points and average cost of interest-bearing liabilities decreased 48 basis points year to date through the second quarter of 2012 compared to the same period in 2011.

The following table presents an analysis of changes in net interest income resulting from changes in average volumes of interest-earning assets and interest-bearing liabilities, and average rates earned and paid.

	Quarter Ended June 30, 2012 Compared to				Six Months Ended June 30, 2012 Compared to
	Quarter Ended June 30 2011 (1)				Six Months Ended June 30, 2011 (1)
	Volume	Rate	Total	% Change	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Income
Securities-taxable	$(179)	$(217)	$(396)	(31.0)%	$(532)	$(299)	$(831)	(30.6)%
Securities-tax-exempt	(1)	—	(1)	(50.0)	(2)	—	(2)	(50.0)
Total securities	(180)	(217)	(397)	(31.0)	(534)	(299)	(833)	(30.6)
Loans held for sale	(149)	82	(67)	(65.7)	(266)	131	(135)	(66.2)
Commercial	(6)	(20)	(26)	(4.5)	(36)	(4)	(40)	(3.4)
Commercial real estate	(517)	228	(289)	(9.4)	(995)	292	(703)	(11.0)
Consumer	(127)	(137)	(264)	(18.6)	(275)	(82)	(357)	(13.0)
Total loans (including fees)	(650)	71	(579)	(11.4)	(1,306)	206	(1,100)	(10.7)
Federal funds sold, reverse repo and interest-bearing due from banks	3	2	5	16.1	9	3	12	26.1
Federal Home Loan Bank stock	(3)	7	4	133.3	(4)	4	—	—
Total interest income	(979)	(55)	(1,034)	(15.9)	(2,101)	45	(2,056)	(15.5)
Interest Expense
Interest-bearing demand deposits	(1)	(5)	(6)	(28.6)	(2)	(9)	(11)	(26.2)
Money market	(10)	(126)	(136)	(49.5)	(17)	(257)	(274)	(47.8)
Other savings deposits	3	(3)	—	—	7	(1)	6	35.3
Time deposits	(272)	(235)	(507)	(44.4)	(582)	(455)	(1,037)	(44.1)
Total deposits	(280)	(369)	(649)	(44.8)	(594)	(722)	(1,316)	(44.1)
Borrowings-short-term	—	—	—	—	—	—	—	—
Borrowings-long-term	(54)	5	(49)	(47.6)	(106)	8	(98)	(47.8)
Total borrowed funds	(54)	5	(49)	(46.2)	(106)	8	(98)	(46.4)
Total interest expense	(334)	(364)	(698)	(44.9)	(700)	(714)	(1,414)	(44.3)
Net interest income	$(645)	$309	$(336)	(6.8)%	$(1,401)	$759	$(642)	(6.4)%

(1)	Variances which were not specifically attributable to volume or rate have been allocated proportionally between volume and rate using absolute values as a basis for the allocation. Nonaccrual loans are included in the average balances used in determining yields.

Provision for Credit Losses

The provision for loan losses is predominantly a function of CIB Marine’s allowance for loan loss methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. The provision for loan losses was a reversal or credit of $2.7 million and a provision of $1.7 million for the quarter ended June 30, 2012 and 2011, respectively, and a reversal or credit of $2.7 million and a provision of $2.8 million for the first six months ending June 30, 2012 and 2011, respectively

During the second quarter of 2012, the provision for loan loss was improved by $4.4 million compared to the same period for 2011 due to continued improvement in asset quality and recoveries in the purchased home equity pools and commercial real estate segments.

Classified and impaired loan volumes have improved significantly, but continue to be elevated as deteriorated real estate markets and a tepid jobs recovery continues to adversely affect some of CIBM Bank’s borrowers. At the same time, recoveries in the purchased home equity pools and commercial real estate segments resulted in reversals of provisions for the second quarter ended June 30, 2012. As a result, the purchased home equity pools and commercial real estate loan segments had reversals of provisions for loan losses of $2.3 million and $0.5 million, respectively, in the second quarter of 2012 compared to a reversal of provision of $0.2 million and a provision of $1.5 million, respectively, in the same period of 2011. There can be no certainty as to whether CIB Marine will experience improved credit quality or recoveries during future quarters so as to permit it to record further reversals of the provision for any of the portfolio segments, or whether additional provisions may be required. In particular, the recent bankruptcy filing by the seller of the purchased home equity pool loans as part of the affiliate group of Residential Funding, LLC (including GMAC Mortgage, LLC and Residential Funding Company, LLC), the entity responsible for the repurchase of loans from CIBM Bank that has resulted in the recoveries in the purchased home equity pool portfolio segment has significantly jeopardized CIBM Bank’s ability to achieve recoveries in this portfolio segment in future quarters.

Noninterest Income

Noninterest income decreased $1.2 million from income of $0.2 million for the quarter ended June 30, 2011 to a loss of $1.0 million for the quarter ended June 30, 2012. Noninterest income decreased $1.3 million from income of $0.4 million for the six months ended June 30, 2011 to a loss of $0.9 million for the six months ended June 30, 2012. The decrease in both the quarter and six months was primarily due to a $1.3 million OTTI loss recognized on the transfer of CIB Marine’s non-investment grade Non-agency MBS from available for sale to trading securities.

Noninterest Expense

Total noninterest expense was $5.4 million for the quarter ended June 30, 2012 compared to $5.3 million for the quarter ended June 30, 2011. Decreases in occupancy and premises, data processing and professional services were offset by increases in write down and losses on assets and compensation and employee benefits. Total noninterest expense decreased $0.6 million, from $11.0 million for the six months ended June 30, 2011 to $10.4 million for the six months ended June 30, 2012. The decrease was due to decreases in occupancy and premises, data processing, FDIC insurance and professional services offset by increases in compensation and employee benefits. During the first six months of 2012, write down and losses on assets consisted of $0.8 million of OREO and $0.3 million of fixed assets compared to $0.9 million of write downs and loss on OREO and $0.1 million of write downs on fixed assets during the first six months of 2011.

Income Taxes

No tax benefit has been recognized on the consolidated net operating losses for 2012 or 2011 due to the fact that realization of the tax benefits related to the federal and state net operating loss carryforwards of CIB Marine are not “more likely than not” to be realized.

In the second quarter of 2012, $0.05 million of state tax expense was recognized in connection with the finalization of various state tax issues.

Financial Condition

Overview

During the first six months of 2012, CIB Marine continued to show improvement in certain key asset quality measures such as the nonaccrual loan to total loan ratio declined 60% over the related 2011 measure, and the charge-off to total loan ratio declined from 1.24% to 0.73% over the same period. During the first six months of 2012, CIB Marine and CIBM Bank saw more stability in total assets with only a slight reduction of total assets as well as improved capital ratios. The June 30, 2012 Tier 1 leverage to average assets ratio for CIB Marine improved to 13.80% from 13.15% at December 31, 2011.

Securities

Available for Sale. Total securities available for sale at June 30, 2012 were $78.8 million, a decrease of $10.2 million, or 11.5%, from $89.0 million at December 31, 2011. The decrease was primarily due to the transfer to trading securities of Non-agency MBS that were below investment grade, as well as prepayments, repayments and maturities from the existing portfolio. At June 30, 2012, CIB Marine had Non-agency MBS holdings of $5.9 million par value with a fair value of $5.9 million, down from holdings at December 31, 2011 of $24.8 million par value with a fair value of $22.1 million. The decline of $18.9 million in par value was primarily due to the transfer to trading of Non-agency MBS that were below investment grade and the repayment of principal.

The net unrealized loss on securities available for sale was $1.8 million at June 30, 2012 compared to $3.8 million at December 31, 2011, due primarily to the transfer of securities to trading which reduced the unrealized loss by $1.3 million. The remaining net unrealized losses are mainly in TPCDOs, resulting from adverse credit quality and decreased liquidity for these securities.

At June 30, 2012, 7.3% of the securities portfolio consisted of U.S. government agency securities, 52.0% of mortgage-backed securities and 35.7% of obligations of states and political subdivisions compared to 7.9%, 54.6% and 33.6% at December 31, 2011, respectively. The ratio of total available for sale securities to total assets was 15.9% and 17.7% at June 30, 2012 and December 31, 2011, respectively.

Trading. Total trading securities at June 30, 2012 has a par value of $13.7 million and a carry value of $11.2 million compared to none at year ending December 31, 2011. At the end of the second quarter of 2012, CIB Marine transferred at fair value its non-investment grade residential mortgage-backed securities (non-agencies) (“Non-agency MBS”) of $11.2 million from available for sale (“AFS”) to trading securities. The transfer resulted in an other-than-temporary impairment (“OTTI”) write-down of its amortized basis through earnings of $1.3 million. CIB Marine has the intent to sell the trading securities as part of its strategy to reduce its lower quality asset holdings. This represents a rare occurrence for CIB Marine for a number of reasons, including but not limited to: 1) there have been no transfers to trading at any time in CIB Marine’s history for fixed income securities, 2) the transfer represented all of the non-investment grade Non-agency MBS, 3) the transfer was the result of a historically unique strategy to reduce non-investment grade Non-agency MBS, 4) the regulatory policy treatments of non-investment grade securities have some adverse effects including the impact on risk-weighted assets for regulatory capital and, 5) to mitigate the expected risk of complying with new capital requirements under Basel III.

Loans Held for Sale

At June 30, 2012 and December 31, 2011, loans held for sale were $0.4 million and $2.1 million, respectively. Loan sales of $1.7 million occurred during the first six months of 2012 and resulted in nominal recognized gain on sale. At June 30, 2012, there were no loans held for sale on nonaccrual status compared to $1.4 million at December 31, 2011.

Loans

General

Net loans were $318.5 million at June 30, 2012, a decrease of $23.0 million, or 6.7%, from $341.5 million at December 31, 2011, and represented 64.4% and 67.8% of CIB Marine’s total assets at June 30, 2012 and December 31, 2011, respectively. The decrease in loans from December 31, 2011 to June 30, 2012 was across all segments except residential real estate, but primarily in the commercial real estate and construction and development loan segments, predominantly reflecting a combination of repayments, collections and the impact of charge-offs.

CIB Marine has no agreements to acquire any loan pools or portfolios, residential or other, from other parties at this time but this does not preclude CIB Marine from entering into such arrangements in the future. As a community bank in the markets it serves, CIB Marine may buy or participate in (or sell in whole or part) individual loans from (or to) other lenders, but only on a loan-by-loan basis where CIB Marine determines compliance with its loan and acquisition policies prior to acquiring such loans.

The following table sets forth a summary of CIB Marine’s loan portfolio by category for each of the periods indicated. The data for each category is presented in terms of total dollars outstanding and as a percentage of the total loans outstanding.

	At June 30, 2012		At December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial	$39,814	12.1%	$44,385	12.4%
Commercial real estate	205,172	62.2	221,420	62.1
Construction and development	12,155	3.7	17,260	4.8
Residential real estate	18,988	5.7	16,593	4.7
Home equity	30,678	9.3	31,831	8.9
Purchased home equity pools	20,268	6.2	22,646	6.4
Other consumer	2,733	0.8	2,542	0.7
Gross loans	328,808	100.0%	356,677	100.0%
Deferred loan costs	912		955
Loans	330,720		357,632
Allowance for loan losses	(12,208)		(16,128)
Loans, net	$318,512		$341,504

During the second quarter of 2011, CIBM Bank closed its Arizona office but continues to service loans generated by the branch. At June 30, 2012, total loans from the prior Arizona office were down $16 million to $30 million compared to $46 million at December 31, 2011. In addition special mention rated loans for this portfolio were down from $2.3 million to $2.1 million, substandard accrual rated loans were down from $9.8 million to $6.5 million, and substandard nonaccrual rated loans were down from $3.5 million to $2.3 million from December 31, 2011 to June 30, 2012.

Commercial Loans

At June 30, 2012, commercial loans totaled $39.8 million and represented 12.1% of gross loans, a decrease of $4.6 million, or 10.3%, from the prior year end.

Commercial	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$39,814	100.0%	12.1%	$44,385	100.0%	12.4%
Nonaccrual	455	1.1	0.1	323	0.7	0.1
Restructured accruing	12	0.0	0.0	13	0.0	0.0
Allowance for loan losses	1,085	2.7	0.3	1,417	3.2	0.4
Net charge-offs (recoveries) year-to-date	114			(159)
Credit to allowance for loan losses year-to-date	(218)			(1,433)
Allowance for loan losses/nonaccrual loans		238%			439%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		— (1)			439 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At June 30, 2012, commercial loans were distributed to customers located in Indiana (35%), Illinois (33%), Wisconsin (27%) and Arizona (5%), while nonaccrual commercial loans pertained to customers located in Arizona (54%), Illinois (41%) and Wisconsin (5%). At December 31, 2011, commercial loans were largely distributed to customers located in Illinois (34%), Indiana (28%), Wisconsin (28%) and Arizona (8%), while nonaccrual commercial loans pertained to customers located exclusively in Illinois.

Provision adjustments for commercial loans were negative due to a decline in balances, improved classifications, and a decline in impairments on loans for this segment.

Commercial Real Estate Loans

Commercial real estate loan provisions decreased from $2.7 million during the first six months of 2011 to $0.1 million during the same period in 2012. The decrease was primarily due to improved loan risk classifications within this segment category.

Commercial Real Estate	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$205,172	100.0%	62.2%	$221,420	100.0%	62.1%
Nonaccrual	7,308	3.6	2.2	11,277	5.1	3.2
Restructured accruing	8,348	4.1	2.5	8,931	4.0	2.5
Allowance for loan losses	7,091	3.5	2.1	10,471	4.7	2.9
Net charge-offs year-to-date	3,456			4,621
Provisions to allowance for loan losses year-to-date	76			7,626
Allowance for loan losses/nonaccrual loans		97%			93%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		— (1)			187 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At June 30, 2012, commercial real estate loans totaled $205.2 million and represented 62.2% of gross loans. At June 30, 2012, commercial real estate loans were largely distributed to customers with properties located in Illinois (47%), Wisconsin (26%), Arizona (12%) and Indiana (11%), while nonaccrual commercial real estate loans were distributed to customers located in Florida (51%), Illinois (44%) and Arizona (5%). At December 31, 2011, commercial real estate loans totaled $221.4 million and represented 62.1% of gross loans. At December 31, 2011, commercial real estate loans were largely distributed to customers with properties located in Illinois (48%), Wisconsin (23%), Arizona (14%) and Indiana (9%), while nonaccrual commercial real estate loans were distributed to customers located in Illinois (48%), Florida (34%), Arizona (16%), and Wisconsin (2%).

At June 30, 2012, commercial real estate loans comprised owner occupied real estate properties ($58.8 million) and non-owner occupied real estate properties ($146.4 million); with non-owner occupied property loan types concentrated in office space ($40.4 million), multifamily residential ($22.5 million), retail space ($19.7 million), hospitality ($18.9 million) and nursing homes and assisted living ($10.8 million). At December 31, 2011, commercial real estate loans comprised owner occupied real estate properties ($56.4 million) and non-owner occupied real estate properties ($165.0 million); with non-owner occupied property loan types concentrated in office space ($45.9 million), multifamily residential ($23.8 million), retail space ($22.1 million), hospitality ($19.1 million) and nursing homes and assisted living ($11.1 million).

Provision adjustments for commercial real estate loans were negative due to recoveries on loans previously charged-off, a decline in balances, improved classifications, and a decline in impairments on loans for this segment. Nonaccrual commercial real estate loans declined by $4.0 million during the first six months of 2012 compared to December 31, 2011.

Construction and Development Loans

Construction and Development	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$12,155	100.0%	3.7%	$17,260	100.0%	4.8%
Nonaccrual	2,835	23.3	0.9	6,836	39.6	1.9
Restructured accruing	—	—	—	—	—	—
Allowance for loan losses	387	3.2	0.1	428	2.5	0.1
Net charge-offs year-to-date	811			1,684
Provisions to allowance for loan losses year-to-date	770			1,239
Allowance for loan losses/nonaccrual loans		14%			6%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		2,468 (1)			1,173 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At June 30, 2012, construction and development loans totaled $12.2 million and represented 3.7% of gross loans, a decrease of $5.1 million, or 29.6%, from December 31, 2011. At June 30, 2012, construction and development loans were largely distributed to customers with properties located in Illinois (35%), Indiana (28%), Wisconsin (22%), Nevada (9%) and Arizona (1%), while nonaccrual construction and development loans were distributed to customers located in Indiana (42%), Nevada (40%), Wisconsin (8%), Illinois (7%) and Arizona (3%). At December 31, 2011, construction and development loans totaled $17.3 million and represented 4.8% of gross loans. At December 31, 2011, construction and development loans were largely distributed to customers with properties located in Wisconsin (35%), Illinois (30%), Indiana (20%), Nevada (10%) and Arizona (1%), while nonaccrual construction and development loans were distributed to customers located in Wisconsin (49%), Nevada (26%) and Indiana (20%), Illinois (3%) and Arizona (2%).

At June 30, 2012, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($9.4 million) and non-owner occupied construction loans ($1.0 million), with substantially all of the latter concentrated in restaurant property types. At December 31, 2011, construction and development loans primarily comprised loans for properties with vacant land held for future commercial or residential development ($12 million) and non-owner occupied construction loans ($4 million), with the largest percentage of the latter concentrated in condominium and townhome property types ($2 million).

Nonaccrual construction and development loans declined by $4.0 million during the first six months of 2012 compared to December 31, 2011.

Residential Real Estate, Home Equity and Other Consumer Loans

Total consumer and residential loans were $52.4 million and $51.0 million at June 30, 2012 and December 31, 2011, respectively, and represented 15.8% and 14.3% of total gross loan credit exposure at those dates, respectively. The consumer and residential portfolio was diversified as follows:

At June 30, 2012, residential real estate loans not held for sale totaled $19.0 million and represented 5.7% of gross loans, compared to $16.6 million, or 4.7%, at December 31, 2011.

Residential Real Estate (1-4 Family First Lien)	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$18,988	100.0%	5.7%	$16,593	100.0%	4.7%
Nonaccrual	780	4.1	0.2	592	3.6	0.2
Restructured accruing	270	1.4	0.1	167	1.0	0.0
Allowance for loan losses	229	1.2	0.1	344	2.1	0.1
Net charge-offs year-to-date	37			1
Credit to allowance for loan losses year-to-date	(78)			(6)
Allowance for loan losses/nonaccrual loans		29%			58%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		135 (1)			134 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At June 30, 2012 and December 31, 2011, 1-4 family residential loans were largely distributed to customers with properties located in Illinois, Indiana, Arizona and Wisconsin.

Home Equity (Line and Term Loans)	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
	(Dollars in thousands)
Loans	$30,678	100.0%	9.3%	$31,831	100.0%	8.9%
Nonaccrual	546	1.8	0.2	504	1.6	0.1
Restructured accruing	1,098	3.6	0.3	1,077	3.4	0.3
Allowance for loan losses	996	3.2	0.3	964	3.0	0.3
Net charge-offs year-to-date	335			1,330
Provisions to allowance for loan losses year-to-date	367			1,438
Allowance for loan losses/nonaccrual loans		182%			191%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		477 (1)			684 (1)

(1)	Nonaccrual loans less those that are impaired with no specific reserves.

At June 30, 2012 and December 31, 2011, home equity loans were largely distributed to customers with properties located in Illinois, Wisconsin, Indiana and Arizona.

Other Consumer	June 30, 2012			December 31, 2011
	Balances	% of Balances	% of Loans	Balances	% of Balances	% of Loans
		(Dollars in thousands)
Loans	$2,733	100.0%	0.8%	$2,542	100.0%	0.7%
Nonaccrual	—	—	—	63	2.5	0.0
Restructured accruing	73	2.7	0.0	86	3.4	0.0
Allowance for loan losses	47	1.7	0.0	79	3.1	0.0
Net charge-offs year-to-date	94			18
Provisions to allowance for loan losses year-to-date	62			38
Allowance for loan losses/nonaccrual loans		NA%			125%
Allowance for loan losses/nonaccrual loans less impaired loans with no specific reserves		NA			NA

The table below displays many of the factors that contributed to the establishment of an appropriate allowance for loan losses for the purchased home equity pools.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Purchased Home Equity Pools
Loan balance	$20,268	$24,732	$20,268	$24,732
Beginning allowance for loan losses	$2,440	$1,917	$2,425	$2,349
Net recoveries (charge-offs)	2,263	209	3,582	(324)
Provisions (credit)	(2,330)	(154)	(3,634)	(53)
Ending allowance for loan losses	$2,373	$1,972	$2,373	$1,972
Ending allowance for loan losses/loan balance	11.70%	7.97%	11.70%	7.97%

Economic conditions
Delinquency (1)	4.2%	5.4%	4.2%	5.4%
Unemployment rate annual average(2)	8.2%	9.1%	8.2%	9.1%
Nonfarm payroll year on year change (2)	$1,777	$1,290	$1,777	$1,290
U.S. home price index year on year % change (2)	(1.90)%	(4.39)%	(1.90)%	(4.39)%

(1)	Delinquency is the percent of total loans delinquent 27 or more days and less than 89 days.
(2)	Sources: Unemployment rate - US Department of Labor, Nonfarm Payroll - US Department of Labor, U.S. Home Price Index - Case-Shiller (June 2012 is year on year ending April 2012).

The purchased home equity pools totaled $20.3 million at June 30, 2012 compared to $22.6 million at December 31, 2011. The $2.3 million reduction in balances during the first six months of 2012 resulted from payments of $1.2 million and charge-offs of $1.1 million. The allowance for loan losses for the home equity loan pools was $2.4 million or 11.70% of remaining balances at June 30, 2012, and $2.4 million or 10.71% of remaining balances at December 31, 2011. At June 30, 2012 and December 31, 2011, the amount of loans past due 30 to 89 days and still accruing interest was $0.9 million and $0.7 million, respectively. At June 30, 2012 and December 31, 2011, purchased home equity pools were distributed across the U.S., with the largest concentrations in Texas (16%), California (8%), Georgia (5%), Virginia (5%), Washington (6%), Illinois (4%) and Minnesota (4%).

For the first six months ended June 30, 2012 versus the comparable six months in 2011, delinquencies have subsided as employment conditions improved modestly. However, the charge-off rates from delinquent loans have deteriorated. Although non-farm payrolls grew during the first six months of both 2011 and 2012, they have slowed more recently. In addition, home prices have continued their year-on-year declines and unemployment rates remained elevated. The negative factors including the increase in charge-off rates from delinquent loans and the continued depressed housing conditions contributed to an increase in the allowance for loan losses to loan ratio from 10.71% at December 31, 2011 to 11.70% at June 30, 2012. As of June 30, 2012, 96% of the outstanding balances in this loan segment were current in contractual payments, an improvement over December 31, 2011 of 94%. The amount of previously charged-off loans that had an improved payment performance record and represented potential future recoveries was $2.5 million at June 30, 2012 and $2.4 million at December 31, 2011.

Credit Concentrations

At June 30, 2012 and December 31, 2011, CIB Marine had no secured borrowing relationships (loans to one borrower or a related group of borrowers) that exceeded 25% of stockholders’ equity.

Shown in the table below are the concentrations in the loan portfolio classified by the 2007 North American Industry Classification System (“NAICS”) codes. At June 30, 2012 and December 31, 2011, CIB Marine had credit relationships within four industry groups with total loan balances exceeding 25% of stockholders’ equity as follows:

INDUSTRY	Outstanding Balance	% of Loans	% of Stockholders’ Equity
	(Dollars in millions)
June 30, 2012
Real estate, rental & leasing	$135.4	41%	202%
Construction	17.9	5	27
Health care & social assistance	22.9	7	34
Accommodation & food services	23.3	7	35

December 31, 2011
Real estate, rental & leasing	$146.6	41%	228%
Construction	26.8	8	42
Health care & social assistance	24.0	7	37
Accommodation & food services	23.7	7	37

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

A more comprehensive discussion of credit risk management is contained in CIB Marine’s 2011 Form 10-K.

Nonperforming Assets, Restructured Loans and Loans 90 Days or More Past Due and Still Accruing

The following table summarizes the composition of CIB Marine’s nonperforming assets and related asset quality ratios at the dates indicated.

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Nonperforming assets
Nonaccrual loans:
Commercial	$455	$323	$588
Commercial real estate	7,308	11,277	22,191
Construction and development	2,835	6,836	10,048
Residential real estate	780	592	752
Home equity	546	504	1,252
Purchased home equity pools	—	—	—
Other consumer	—	63	—
	11,924	19,595	34,831
Loans held for sale	—	1,375	814
Total nonaccrual loans	11,924	20,970	35,645
OREO	8,041	7,088	7,772
Total nonperforming assets	$19,965	$28,058	$43,417
Restructured loans accruing
Commercial	$12	$13	$—
Commercial real estate	8,348	8,931	1,916
Residential real estate	270	167	169
Home equity	1,098	1,077	1,007
Purchased home equity pools	428	432	480
Other consumer	73	86	99
	$10,229	$10,706	$3,671

Ratios
Nonaccrual loans to total loans (1)	3.61%	5.48%	9.11%
OREO to total assets (2)	1.63	1.41	1.40
Nonperforming assets to total assets (1) (2)	4.03	5.29	7.66
Nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing to total loans (1)	6.70	8.47	10.07
Nonperforming assets, restructured loans and 90 days or more past due and still accruing loans to total assets (1) (2)	6.10	7.42	8.31

(1)	Excludes loans held for sale from nonaccrual loans, nonperforming assets, restructured loans accruing and 90 days or more past due and still accruing loans.
(2)	For comparative purposes, all periods presented exclude the assets of companies held for disposal.

Almost all nonaccrual loans are considered to be impaired. Restructured loans are considered impaired but may be on accrual status. Total loans considered impaired and their related reserve balances at June 30, 2012, December 31, 2011 and June 30, 2011 follow:

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Impaired loans without a specific allowance	$12,472	$13,257	$22,592
Impaired loans with a specific allowance	13,161	23,026	21,011
Total impaired loans	$25,633	$36,283	$43,603
Specific allowance related to impaired loans	$1,832	$5,528	$5,133

At June 30, 2012, CIB Marine had four borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million. These relationships accounted for $8.8 million, or 73.9%, of nonaccrual loans. At December 31, 2011, CIB Marine had seven borrowing relationships (loans to one borrower or a group of related borrowers) with nonaccrual loan balances in excess of $1.0 million that were not classified as held for sale. These relationships accounted for $15.2 million, or 77.6%, of nonaccrual loans excluding those held for sale. The nonaccrual commercial real estate and construction and development credit relationships in excess of $1.0 million at June 30, 2012 were geographically distributed as follows:

•	$2.8 million in Illinois consisting of one relationship
•	$3.7 million in Florida consisting of one relationship
•	$1.2 million in Indiana consisting of one relationship
•	$1.1 million in Nevada consisting of one relationship

Although levels have improved, commercial real estate and construction and development loans continue to be the primary contributors to the elevated levels of nonaccrual loans over the past three years and continue to make up the majority of CIB Marine’s nonaccrual loans at June 30, 2012 and December 31, 2011. Elevated vacancy rates and depressed real estate values continue to adversely affect many borrowers. Although tentative, signs of improvement in the real estate markets could indicate stabilization in related collateral values; however, it is still highly uncertain as to when or how much commercial real estate values will improve.

Excluding loans held for sale, nonaccrual loans decreased $7.7 million, from $19.6 million at December 31, 2011 to $11.9 million at June 30, 2012. The net decrease in nonaccrual loans was primarily due to a decrease in nonaccrual loans in the construction and development and commercial real estate loan segments. Nonaccrual commercial real estate loans represented 61% and 58% of total nonaccrual loans at June 30, 2012 and December 31, 2011, respectively. The ratio of nonaccrual loans to total loans was 3.6% at June 30, 2012 compared to 5.5% at December 31, 2011. Foregone interest on nonaccrual loans since they became nonaccrual reduced interest income by $2.2 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

Loans 90 days or more past due and still accruing interest are loans which are delinquent with respect to the contractual payment terms of principal and/or interest, but for which management believes all contractual principal and interest amounts due will be collected. At June 30, 2012 and December 31, 2011, CIB Marine had no loans that were 90 days or more past due and still accruing.

The ratio of the allowance for loan losses to nonaccrual and restructured loans, excluding those held for sale was 55.1% and 53.2% at June 30, 2012 and December 31, 2011, respectively. The ratio of the allowance for loan losses to nonaccrual loans, excluding those held for sale and excluding impaired loans whose impairments have been charged-off, was 102% and 254% at June 30, 2012 and December 31, 2011, respectively. The decline in the ratio is primarily the result of a reduction in nonaccrual loans aided by lower levels of new loans moving to nonaccrual status.

While CIB Marine believes that the value of the collateral securing the above nonaccrual loans approximates the net book value of the loans, it cannot provide assurance that the value will be maintained or that there will be no further losses with respect to these loans.

Troubled Debt Restructuring

The following schedule provides the outstanding balances of CIB Marine’s TDR loans.

Troubled Debt Restructures Migration for the Quarter Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$12	$8,400	—	$271	$1,019	$430	$79	10,211
Additions:
New restructured	—	—	—	—	113	—	—	113
Transfer to accrual	—	—	—	—	99	—	—	99
Total additions	—	—	—	—	212	—	—	212
Deductions:
Principal payments	—	(52)	—	(1)	(12)	(2)	(6)	(73)
Net charge-offs	—	—	—	—	(87)	—	—	(87)
Transfer to nonaccrual	—	—	—	—	(34)	—	—	(34)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(52)	—	(1)	(133)	(2)	(6)	(194)
Balance June 30, 2012	$12	$8,348	—	$270	$1,098	$428	$73	10,229

Nonaccrual
Balance beginning period	$—	$1,074	$338	$348	$418	$—	$—	$2,178
Additions:
New restructured	—	—	—	179	82	—	—	261
Transfer to nonaccrual	—	—	—	—	34	—	—	34
Total additions	—	—	—	179	116	—	—	295
Deductions:
Principal payments	—	(88)	—	(7)	(5)	—	—	(100)
Net charge-offs	—	—	(49)	—	—	—	—	(49)
Transfer to OREO	—	(20)	—	—	—	—	—	(20)
Transfers to accrual	—	—	—	—	(99)	—	—	(99)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(108)	(49)	(7)	(104)	—	—	(268)
Balance June 30, 2012	$—	$966	$289	$520	$430	$—	$—	$2,205

Total
Balance beginning period	$12	$9,474	$338	$619	$1,437	$430	$79	$12,389
Additions:
New restructured	—	—	—	179	195	—	—	374
Deductions:
Principal payments	—	(140)	—	(8)	(17)	(2)	(6)	(173)
Net charge-offs	—	—	(49)	—	(87)	—	—	(136)
Transfer to OREO	—	(20)	—	—	—	—	—	(20)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(160)	(49)	(8)	(104)	(2)	(6)	(329)
Balance June 30, 2012	$12	$9,314	$289	$790	$1,528	$428	$73	$12,434

Troubled Debt Restructures Migration for the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$13	$8,931	—	$167	$1,077	$432	$86	10,706
Additions:
New restructured	—	228	—	105	129	—	—	462
Transfer to accrual	—	—	—	—	101	—	—	101
Total additions	—	228	—	105	230	—	—	563
Deductions:
Principal payments	(1)	(811)	—	(2)	(51)	(4)	(13)	(882)
Net charge-offs	—	—	—	—	(87)	—	—	(87)
Transfer to nonaccrual	—	—	—	—	(71)	—	—	(71)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(811)	—	(2)	(209)	(4)	(13)	(1,040)
Balance June 3, 2012	$12	$8,348	—	$270	$1,098	$428	$73	10,229

Nonaccrual
Balance beginning period	$—	$1,628	$1,407	$236	$503	$—	$63	$3,837
Additions:
New restructured	—	—	—	294	82	—	—	376
Transfer to accrual	—	—	—	—	71	—	—	71
Total additions	—	—	—	294	153	—	—	447
Deductions:
Principal payments	—	(574)	(1,059)	(10)	(10)	—	—	(1,653)
Net charge-offs	—	(68)	(59)	—	(115)	—	(63)	(305)
Transfer to OREO	—	(20)	—	—	—	—	—	(20)
Transfers to accrual	—	—	—	—	(101)	—	—	(101)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(662)	(1,118)	(10)	(226)	—	(63)	(2,079)
Balance June 30, 2012	$—	$966	$289	$520	$430	$—	$—	$2,205

Total
Balance beginning period	$13	$10,559	$1,407	$403	$1,580	$432	$149	$14,543
Additions:
New restructured	—	228	—	399	211	—	—	838
Deductions:
Principal payments	(1)	(1,385)	(1,059)	(12)	(61)	(4)	(13)	(2,535)
Net charge-offs	—	(68)	(59)	—	(202)	—	(63)	(392)
Transfer to OREO	—	(20)	—	—	—	—	—	(20)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(1,473)	(1,118)	(12)	(263)	(4)	(76)	(2,947)
Balance June 30, 2012	$12	$9,314	$289	$790	$1,528	$428	$73	$12,434

Troubled Debt Restructures Migration for the Quarter Ended June 30, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$3,060	—	$170	$943	$482	$105	4,760
Additions:
New restructured	—	—	—	—	—	—	—	—
Transfer to accrual	—	—	—	—	72	—	—	72
Total additions	—	—	—	—	72	—	—	72
Deductions:
Principal payments	—	(25)	—	(1)	(8)	(2)	(6)	(42)
Net charge-offs	—	(195)	—	—	—	—	—	(195)
Transfer to nonaccrual	—	(924)	—	—	—	—	—	(924)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(1,144)	—	(1)	(8)	(2)	(6)	(1,161)
Balance June 30, 2011	$—	$1,916	—	$169	$1,007	$480	$99	3,671

Nonaccrual
Balance beginning period	$15	$9,497	$2,312	$213	$738	$—	$—	$12,775
Additions:
New restructured	—	—	—	—	120	—	—	120
Transfer to nonaccrual	—	924	—	—	—	—	—	924
Total additions	—	924	—	—	120	—	—	1,044
Deductions:
Principal payments	(1)	(408)	(57)	(5)	(7)	—	—	(478)
Net charge-offs	—	(1,135)	—	—	(72)	—	—	(1,207)
Transfer to OREO	—	(32)	—	(30)	—	—	—	(62)
Transfers to accrual	—	—	—	—	(72)	—	—	(72)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(1,575)	(57)	(35)	(151)	—	—	(1,819)
Balance June 30, 2011	$14	$8,846	$2,255	$178	$707	$—	$—	$12,000

Total
Balance beginning period	$15	$12,557	$2,312	$383	$1,681	$482	$105	$17,535
Additions:
New restructured	—	—	—	—	120	—	—	120
Deductions:
Principal payments	(1)	(433)	(57)	(6)	(15)	(2)	(6)	(520)
Net charge-offs	—	(1,330)	—	—	(72)	—	—	(1,402)
Transfer to OREO	—	(32)	—	(30)	—	—	—	(62)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	(1)	(1,795)	(57)	(36)	(87)	(2)	(6)	(1,984)
Balance June 30, 2011	$14	$10,762	$2,255	$347	$1,714	$480	$99	$15,671

Troubled Debt Restructures Migration for the Six Months Ended June 30, 2011
	Commercial	Commercial Real Estate	Construction and Development	Residential Real Estate	Home Equity	Purchased Home Equity Pools	Other Consumer	Total
	(Dollars in thousands)
Accruing
Balance beginning period	$—	$3,790	—	$171	$986	$483	$114	5,544
Additions:
New restructured	—	—	—	—	—	—	—	—
Transfer to accrual	—	—	—	—	73	—	—	73
Total additions	—	—	—	—	73	—	—	73
Deductions:
Principal payments	—	(559)	—	(2)	(21)	(3)	(15)	(600)
Net charge-offs	—	(391)	—	—	(31)	—	—	(422)
Transfer to nonaccrual	—	(924)	—	—	—	—	—	(924)
Removed from restructured	—	—	—	—	—	—	—	—
Total deductions	—	(1,874)	—	(2)	(52)	(3)	(15)	(1,946)
Balance June 30, 2011	$—	$1,916	—	$169	$1,007	$480	$99	3,671

Nonaccrual
Balance beginning period	$16	$10,147	$2,399	$834	$703	$—	$—	$14,099
Additions:
New restructured	—	—	—	—	164	—	—	164
Transfer to accrual	—	924	—	—	—	—	—	924
Total additions	—	924	—	—	164	—	—	1,088
Deductions:
Principal payments	(2)	(675)	(144)	(10)	(14)	—	—	(845)
Net charge-offs	—	(1,354)	—	—	(73)	—	—	(1,427)
Transfer to OREO	—	(196)	—	(30)	—	—	—	(226)
Transfers to accrual	—	—	—	—	(73)	—	—	(73)
Removed from restructured	—	—	—	(616)	—	—	—	(616)
Total deductions	(2)	(2,225)	(144)	(656)	(160)	—	—	(3,187)
Balance June 30, 2011	$14	$8,846	$2,255	$178	$707	$—	$—	$12,000

Total
Balance beginning period	$16	$13,937	$2,399	$1,005	$1,689	$483	$114	$19,643
Additions:
New restructured	—	—	—	—	164	—	—	164
Deductions:
Principal payments	(2)	(1,234)	(144)	(12)	(35)	(3)	(15)	(1,445)
Net charge-offs	—	(1,745)	—	—	(104)	—	—	(1,849)
Transfer to OREO	—	(196)	—	(30)	—	—	—	(226)
Removed from restructured	—	—	—	(616)	—	—	—	(616)
Total deductions	(2)	(3,175)	(144)	(658)	(139)	(3)	(15)	(4,136)
Balance June 30, 2011	$14	$10,762	$2,255	$347	$1,714	$480	$99	$15,671

Potential Problem Loans

“Potential Problem Loans” are those commercial segment loans classified as substandard-accrual by management and cover a diverse range of businesses and real estate property types. The level of Potential Problem Loans is another factor in determining the level of risk in the portfolio and in determining the appropriate level of the allowance for loan losses. At June 30, 2012, Potential Problem Loans totaled $12.6 million compared to $15.6 million at March 31, 2012 and $16.8 million at December 31, 2011. The composition at June 30, 2012 included $11.7 million, $0.3 million and $0.6 million in commercial real estate, construction and development and commercial respectively, compared to $15.7 million, $0.3 million and $0.8 million at December 31, 2011, respectively. Although substantial progress has been made in reducing nonperforming loans, the level continues to be high and management continues to have heightened concern for migration of credits from potential problem loans to substandard non-accrual loans and the potential for future provisions necessary for loan losses given the potential pace, magnitude and duration at which loans and related collateral may deteriorate in the commercial segments.

Allowance for Loan Losses

The allowance for loan losses comprises two consolidated components, an allowance for loans measured in similar groups of loans and an allowance for loans measured individually for impairment. The allowance for loans evaluated collectively for impairment was $10.4 million and $10.6 million at June 30, 2012 and December 31, 2011, respectively, or 3.41% and 3.31% of the respective loan balances.

The allowance for loans evaluated individually for impairment was $1.8 million and $5.5 million at June 30, 2012 and December 31, 2011, respectively, or 7.2% and 15.2% of the respective loan balances. The $3.7 million reduction in the allowance for loans evaluated individual for impairment was largely the result of $3.5 million in charge-offs of specific reserves previously established for impaired loans. The current carrying value of impaired loans at June 30, 2012 is approximately 68% of contractual principal, unchanged from the end of 2011. At June 30, 2012, the total of the allowance for loan losses for impaired loans plus all prior net charge-offs taken against those impaired loans is $7.0 million, or 20% of contractual principal compared to $11.7 million or 26% at December 31, 2011. This change reflects the reduced amount and percent of impaired loans.

The following table summarizes changes in the allowance for loan losses for each of the periods indicated. For comparative purposes, all periods presented exclude the assets of companies held for disposal at the end of period.

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$16,092	$14,926	$16,128	$14,645
Loans charged-off:
Commercial	(135)	—	(135)	—
Commercial real estate	(3,665)	(1,787)	(4,589)	(2,193)
Construction and development	(140)	—	(812)	(113)
Residential real estate	—	(1)	(37)	(1)
Home equity	(230)	(147)	(461)	(382)
Purchased home equity pools	(352)	(804)	(1,145)	(1,438)
Other consumer	(23)	—	(95)	(3)
Total loans charged-off	(4,545)	(2,739)	(7,274)	(4,130)
Recoveries of loans charged-off:
Commercial	15	2	21	142
Commercial real estate	650	60	1,133	386
Construction and development	—	—	1	—
Residential real estate	—	—	—	—
Home equity	109	24	126	40
Purchased home equity pools	2,615	1,013	4,727	1,114
Other consumer	—	—	1	—
Total loans recoveries	3,389	1,099	6,009	1,682
Net loans charged-off	(1,156)	(1,640)	(1,265)	(2,448)
Provision for (reversal of) loan losses:
Commercial	(37)	30	(218)	(625)
Commercial real estate	(501)	1,474	76	2,717
Construction and development	90	182	770	344
Residential real estate	(67)	33	(78)	(37)
Home equity	99	118	367	429
Purchased home equity pools	(2,330)	(154)	(3,634)	(53)
Other consumer	18	(4)	62	(7)
Total provision for loan losses	(2,728)	1,679	(2,655)	2,768
Balance at end of year	$12,208	$14,965	$12,208	$14,965
Ratios
Allowance for loan losses to total loans	3.69%	3.91%	3.69%	3.91%
Allowance for loan losses to nonaccrual loans, restructured loans and loans 90 days or more past due and still accruing (1)	55.11	38.87	55.11	38.87
Net charge-offs (recoveries) to average total loans:
Commercial	1.02	(0.02)	0.48	(0.57)
Commercial real estate and construction and development loans	5.66	2.60	3.74	1.43
Residential real estate, home equity and other consumer	(12.07)	(0.44)	(8.87)	1.71
Total loans	1.36	1.68	0.73	1.24
Recoveries to loans charged-off	74.57	40.12	82.61	40.73

(1)	Excludes loans held for sale from nonaccrual loans, restructured loans and 90 days or more past due and still accruing loans.

The following table sets forth CIB Marine’s allocation of the allowance for loan losses by type of loan at the dates indicated:

	June 30, 2012		December 31, 2011
	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
	(Dollars in thousands)
Commercial	$1,085	12.1%	$1,417	12.4%
Commercial real estate	7,091	62.2	10,471	62.1
Construction and development	387	3.7	428	4.8
Residential real estate	229	5.7	344	4.7
Home equity	996	9.3	964	8.9
Purchased home equity pools	2,373	6.2	2,425	6.4
Other consumer	47	0.8	79	0.7
Total allowance	$12,208	100.0%	$16,128	100.0%

At June 30, 2012, the allowance for loan loss allocations for the home equity portfolio increased, with all other loan portfolio allocations declining or remaining relatively level from December 31, 2011. The increase in the home equity allocation was due to a slight decline in credit quality. Other portfolio allocations declined or remained level primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio

At June 30, 2012, the allowance for loan losses was $12.2 million or 3.69% of total loans compared to $16.1 million, or 4.51% of total loans at December 31, 2011. The decline in the allowance and the allowance for loan losses to total loans is primarily related to charge-offs of $4.5 million during the second quarter of 2012 compared to $2.7 million during the same time period of 2011. During the second quarter of 2012, there was $3.7 million in charge-offs of commercial real estate including $2.0 million in charge-offs from a single relationship that was recognized as impaired in a prior period. Charge-offs for the six months ending June 30, 2012 were $7.3 million compared to $4.1 million during the same period of 2011. The allowance for loan losses, excluding any allowance for purchased home equity pools, decreased $3.9 million from December 31, 2011 to June 30, 2012 and the ratio of the allowance for loan losses to total loans, excluding the purchased home equity pools, decreased from 4.10% to 3.18% over the same period.

The allowance for loan losses for the purchased home equity loan pools was $2.4 million or 11.7% of remaining balances at June 30, 2012, compared to $2.4 million or 10.7% of remaining balances at December 31, 2011. The loan loss reserves are set within a range of the loan loss reserve estimates based on current trending net charge-off rates for the segment and after considering other environmental factors, including housing and labor market conditions. Home values have continued to decline in value year-on-year declining 2.0% through April 2012 (as indicated by the Case Schiller Composite 20 City Home Price Index for the United States of America) and although improved, the unemployment rate remains historically high and its improvement since the cyclical peak during 2009 is largely the result of a declining labor force participation rate. The unemployment rate was reported by the U.S. Department of Labor for June 2012 at 8.2%, down from 9.1% for June 2011. Charge-offs in the purchased home equity loan pool segment improved slightly from $0.8 million during the second quarter of 2011 to $0.4 million during the same period of 2012, and from $1.4 million to $1.1 million for the first six months ending June 30, 2011 and 2012, respectively. At the same time, recoveries improved during the second quarter of 2012 versus the second quarter of 2011, from $1.0 million to $2.6 million, respectively, and from $1.1 million to $4.7 million for the first six months of 2011 and 2012, respectively. During 2011 and through the first six months of 2012, CIB Marine provided new and additional analyses of the previously charged-off purchased home equity pool loans for potential repurchase by the seller as a result of underwriting and documentation deficiencies and related violations of representations and warranties in the agreements between CIB Marine and the seller of the loans. The recoveries received during the past quarters have predominantly been the result of such pursuit. However, there is absolutely no assurance as to what additional recoveries, if any, may be experienced in the future. During the second quarter of 2012, the seller of the loans as part of the affiliate group of Residential Funding, LLC (including GMAC Mortgage, LLC and Residential Funding Company, LLC) filed for protection from creditors under Chapter 11 of the federal bankruptcy code, further increasing the uncertainty of the extent of any additional recoveries CIB Marine may experience in the future.

The net decline in nonaccrual and impaired loans, and the receipt of higher recoveries resulted in the reversal of provisions for loan losses in the second quarter 2012 and the first six months ending June 30, 2012. Although the improvement is significant, the reported amount of CIB Marine’s nonaccrual loans and its allowance for loan losses continues to be elevated as the economy has not fully recovered and unemployment levels continued to be historically high, adversely impacting many of CIB Marine’s borrowers.

CIB Marine has not materially changed any aspect of its overall approach in the determination of the allowance for loan losses. However, on an on-going basis, CIB Marine continues to refine the methods used in determining management’s best estimate of the allowance for loan losses.

CIB Marine believes that the allowance for loan losses is appropriate to absorb probable incurred losses on existing loans that may become uncollectible; however, given the conditions in the real estate markets and economy in general, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships do not necessarily create more allowance directly, but can create wider fluctuations in net charge-offs and asset quality measures compared to CIB Marine’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Other Real Estate Owned

OREO, which represents foreclosed properties, was $8.0 million and consisted of 14 properties at June 30, 2012 compared to $7.1 million and 12 properties at December 31, 2011. During the first six months of 2012, CIB Marine transferred two properties totaling $1.8 million from its loan portfolio to OREO, received proceeds from sales of $0.2 million and recorded a $0.7 million impairment write down on one property. At June 30, 2012, OREO was geographically distributed as follows:

•	$1.1 million of undeveloped land in Nevada
•	$1.3 million of residential property in Wisconsin
•	$1.7 million of undeveloped land in Wisconsin
•	$0.9 million of undeveloped land in Florida
•	$0.2 million of condominiums in Arizona
•	$2.8 million of improved commercial land in Illinois

Deposit Liabilities

Total deposits were $412.4 million at June 30, 2012 and $422.6 million at December 31, 2011. Time deposits represent the largest component of deposits. The percentage of time deposits to total deposits was 41.2% at June 30, 2012 and 42.7% at December 31, 2011, reflecting CIB Marine’s continued, albeit reduced, reliance on time deposits as a primary source of funding.

The aggregate amount of time deposits of $100,000 or more at June 30, 2012 and December 31, 2011 was $50.3 million, or approximately 29.6% of time deposits and $52.1 million or 28.9% of total time deposits, respectively. There were no brokered time deposits at June 30, 2012 or December 31, 2011.

Borrowings

CIB Marine uses various types of borrowings to meet liquidity needs, fund asset growth and/or when the pricing of these borrowings is more favorable than deposits. Total borrowed funds decreased $1.4 million from $14.8 million at December 31, 2011, to $13.4 million at June 30, 2012. The decrease was attributable to a reduction of short-term borrowings.

During the first six months of 2012, the availability of federal funds purchased by CIBM Bank with correspondent banks continued to be contingent on CIBM Bank’s ability to pledge fixed-income investment securities as collateral for such borrowings.

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

CIB Marine’s most readily available source of liquidity is its cash and cash equivalents, which increased from $44.8 million at December 31, 2011, to $65.8 million at June 30, 2012.

Another source of liquidity available to CIBM Bank, either as a liquid asset or as collateral to be pledged for borrowings, is its investment portfolio. Investment securities totaled $90.0 million and $89.0 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, $18.4 million pledged liabilities and contingent liabilities were outstanding, which included $5.0 million to the FHLBC, $8.4 million to repurchase agreement customers and $5.0 million combined to public deposit customers, and guarantees of letters of credit issued for CIBM Bank customers by a correspondent bank. Required pledged securities totaled $19.7 million in fair market value to collateralize these current outstanding liabilities and contingent liabilities. Pledged securities of $17.0 million at June 30, 2012 are in excess of pledging requirements and are generally available for pledge release and, in many cases, provide borrowing availability used by CIBM Bank for managing its liquidity. At December 31, 2011, $19.2 million pledged liabilities and contingent liabilities were outstanding requiring pledged securities with a market value of $18.3 million. In addition, CIBM Bank pledged $12.5 million in commercial real estate loans to provide at least $7.1 million of potential borrowing availability at the Federal Reserve discount window. During 2012, CIBM Bank received an upgrade from the FHLBC allowing the use of a blanket lien for qualifying loan assets which increased CIBM Bank’s availability of borrowing credit with the agency. As a result, additional potential borrowings available at the FHLBC at June 30, 2012 were $35.2 million.

Deposits originating from within CIB Marine’s markets are CIBM Bank’s primary source of funding. Total deposits less pledged deposits, were $409.2 million and $418.5 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, the CIB Marine parent company had $2.1 million and $2.9 million, respectively, in total cash and cash equivalents. The reduction in cash is related to payments of accrued expenses, prepaid insurance premiums and other. In addition, a subsidiary of the parent company had $7.4 million in cash and due from banks, $0.4 million in loans held for sale, $0.8 million in net loans and $0.8 million in OREO at June 30, 2012 and $5.6 million in cash and due from banks, $2.1 million in loans held for sale, $0.7 million in net loans and $0.8 million in OREO at December 31, 2011. According to the Bank Holding Company Act, “a bank holding company shall serve as a source of financial and managerial strength to its subsidiary banks and shall not conduct its operations in an unsafe or unsound manner.” Pursuant to this mandate, CIB Marine has continued to monitor the capital strength and liquidity of CIBM Bank.

CIB Marine knows of no trends, demands, commitments, events or uncertainties that are reasonably likely to result in a material increase or decrease in it liquidity.

Capital

CIB Marine’s stockholders’ equity was $67.1 million at June 30, 2012, compared to $64.2 million at December 31, 2011. The increase for the first six months of 2012 was primarily the result of a reduction in accumulated other comprehensive loss of $2.0 million and net income of $0.8 million.

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

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Risk-weighted assets	$398,531	$434,656
Average assets(1)	$498,891	$517,116
Capital components
Stockholders’ equity	$67,081	$64,222
Add: unrealized loss on securities	1,758	3,777
Tier 1 capital	68,839	67,999
Allowable allowance for loan losses	5,071	5,567
Tier 2 and total risk-based capital	$73,910	$73,566

(1)	Average assets as calculated in accordance with FDIC rules and regulations.

	Actual		Minimum Required To be Adequately Capitalized
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2012
Total capital to risk-weighted assets	$73,910	18.55%	$31,882	8.00%
Tier 1 capital to risk-weighted assets	68,839	17.27	15,941	4.00
Tier 1 leverage to average assets	68,839	13.80	19,956	4.00

December 31, 2011
Total capital to risk-weighted assets	$73,566	16.93%	$34,772	8.00%
Tier 1 capital to risk-weighted assets	67,999	15.64	17,386	4.00
Tier 1 leverage to average assets	67,999	13.15	20,685	4.00

At June 30, 2012 and December 31, 2011, CIB Marine was subject to a Written Agreement it entered into with the Federal Reserve Bank. Among other things, the Written Agreement requires CIB Marine to maintain a sufficient capital position for the consolidated organization including the current and future capital requirements of its subsidiary bank, nonbank subsidiaries and the consolidated organization. The Written Agreement will remain in effect until it is stayed, modified, terminated, or suspended by the Federal Reserve Bank. At June 30, 2012, the Tier 1 leverage ratio was 13.80%, which was above the minimum requirement specified in the Written Agreement.

CIBM Bank is under a Consent Order that includes a requirement to maintain a minimum Tier 1 leverage ratio of 10% and a minimum total risk-based capital ratio of 12%. At June 30 2012, CIBM Bank’s Tier 1 leverage capital ratio to total assets at the end of the period was 11.52% and its total capital to risk-weighted asset ratio was 15.71%.

The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on CIB Marine’s and CIBM Bank's capital position. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

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

Repricing Interest Rate Sensitivity Analysis

	June 30, 2012
	0-3 Months	4-6 Months	7-12 Months	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$135,071	$44,182	$41,850	$101,509	$8,108	$330,720
Investment securities	18,117	5,312	8,046	30,314	28,223	90,012
Loans held for sale	385	—	—	—	—	385
Due from banks	60,976	—	—	—	—	60,976
Total interest-earning assets	214,549	49,494	49,896	131,823	36,331	482,093
Interest-bearing liabilities:
Time deposits	31,530	25,422	33,862	70,755	8,362	169,931
Savings and interest-bearing demand deposits	184,418	—	—	—	—	184,418
Short-term borrowings	8,420	—	—	—	—	8,420
Long-term borrowings	5,000	—	—	—	—	5,000
Total interest-bearing liabilities	229,368	25,422	33,862	70,755	8,362	367,769
Interest sensitivity gap (by period)	$(14,819)	$24,072	$16,034	$61,068	$27,969	$114,324
Interest sensitivity gap (cumulative)	(14,819)	9,253	25,287	86,355	114,324	114,324
Cumulative gap as a % of total assets	(2.99)%	1.87%	5.11%	17.45%	23.10%

The following table illustrates the expected percentage change in net interest income over a one year period due to an immediate change in the short-term U.S. prime rates of interest and by the same amount and direction parallel shifts in the related U.S. Treasury and LIBOR swap yield curves at June 30, 2012 and December 31, 2011, except that downward rate changes are limited across the yield curves by a floor of 0.25% for purposes of performing the analysis. The significant amount of short term earning assets held in CIBM Bank’s interest earning Federal Reserve Bank due from account is creating a more positive result if interest rates should rise. There is no guarantee as to when or how much interest rates rise in the future, or whether CIBM Bank will still have significant balances in short term earning assets at that time.

	Basis Point Changes
	+200	+100	-100	-200
Net interest income change over one year
June 30, 2012	6.53%	0.40%	(2.16)%	(3.30)%
December 31, 2011	5.57%	0.79%	(1.30)%	(2.72)%

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

CIB Marine’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CIB Marine’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. CIB Marine's disclosure controls are designed to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide a reasonable assurance of achieving the controls' stated goals. Based on their evaluation, CIB Marine’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in CIB Marine's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, CIB Marine's internal control over financial reporting.

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

Deregistration may adversely affect CIB Marine’s stock liquidity and price.

The liquidity and price of CIB Marine’s stock trades may be adversely affected by deregistration from the SEC effective August 22, 2012. After that date, CIB Marine will no longer be required to file reports and information with the SEC, like this Form 10-Q or the annual Form 10-K. CIB Marine intends to continue to provide shareholders with financial information on a quarterly and annual basis through its website: www.cibmarine.com. Both CIB Marine and CIBM Bank will continue to be examined periodically by banking regulators and provide quarterly financial reports to the Federal Reserve Bank and the FDIC, as required, and available to the general public at www.ffiec.gov and intends to continue to meet all applicable auditing standards for a regulated financial institution. Although there are cost savings that CIB Marine expects to receive over time related to deregistering, we are not able to predict with certainty whether those savings will completely offset any or all of the adverse consequences to CIB Marine’s deregistration.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIB MARINE BANCSHARES, INC.
(Registrant)

Date: August 10, 2012	By:	/s/ PATRICK J. STRAKA
Patrick J. Straka
Chief Financial Officer

